Form 10-Q
period 1999-06-30
PDC 1998-D LTD PARTNERSHIP
filed 1999-08-09
CIK 1080504

CONFORMED COPY

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities and Exchange Act of 1934

For the period ended June 30, 1999

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

PDC 1998-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

INDEX

PART I - FINANCIAL INFORMATION Page No.

Item 1. Financial Statements

Balance Sheets - June 30, 1999 and December 31, 1998 1

Statements of Operations -

Three and Six Months Ended June 30, 1999 2

Statement of Partners' Equity -

Six Months Ended June 30, 1999 3

Statement of Cash Flows-

Six Months Ended June 30, 1999 4

Notes to Financial Statements 5

Item 2. Management's Discussion and Analysis of Financial

Condition and Results of Operations 6

PART II OTHER INFORMATION

Item 1. Legal Proceedings 8

Item 6. Exhibits and Reports on Form 8-K 8

PDC 1998-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Balance Sheets

June 30, 1999 and December 31, 1998

Assets

1999 1998

(Unaudited)

Current assets:

Cash $ 7,116 $ 20,000

Accounts receivable - oil and gas revenues 143,539 -

Total current assets 150,655 20,000

Oil and gas properties, successful

efforts method 20,944,167 22,301,221

Less accumulated depreciation, depletion,

and amortization 195,275 -

20,748,892 22,301,221

$20,899,547 $22,321,221

Current Liabilities and Partners' Equity

Current liabilities:

Accrued expenses $ 5,131 $ 17,990

Total current liabilities 5,131 17,990

Partners' Equity 20,894,416 22,303,231

$20,899,547 $22,321,221

See accompanying notes to financial statements.

PDC 1998-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statements of Operations

Three months and Six months ended June 30, 1999

(Unaudited)

Three Months Six Months

Ended Ended

June 30, 1999 June30, 1999

Revenues:

Sales of oil and gas $ 189,470 $ 203,706

189,470 203,706

Expenses:

Exploratory dry hole costs 800,802 1,357,054

Lifting cost 53,907 60,167

Direct administrative cost 25 25

Depreciation, depletion, and amortization 181,043 195,275

1,035,777 1,612,521

Net loss $ (846,307) $(1,408,815)

Net loss per limited and additional

general partner unit $ (660) $ (1,098)

See accompanying notes to financial statements.

PDC 1998-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statement of Partners' Equity

Six months ended June 30, 1999

(Unaudited)

Limited and

additional Managing

general partners general partner Total

Balance, December 31, 1998 $17,842,585 4,460,646 $22,303,231

Net loss (1,127,052) (281,763) (1,408,815)

Balance, June 30, 1999 $16,715,533 $4,178,883 $20,894,416

See accompanying notes to financial statements.

PDC 1998-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statement of Cash Flows

Six months ended June 30, 1999

(Unaudited)

Cash flows from operating activities:

Net loss $(1,408,815)

Adjustments to reconcile net loss to net cash

used by operating activities:

Exploratory dry hole costs 1,357,054

Depreciation, depletion, and amortization 195,275

Changes in operating assets and liabilities:

Increase in accounts receivable - oil and gas revenues (143,539)

Decrease in accrued expenses (12,859)

Net cash used by operating activities (12,884)

Net change in cash (12,884)

Cash at beginning of period 20,000

Cash at end of period $ 7,116

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

2. Basis of Presentation

The Management of the Partnership believes that all adjustments (consisting of only normal recurring accruals) necessary to a fair statement of the results of such periods have been made. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

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

The Partnership began exploration and development activities subsequent to the funding of the Partnership and completed well drilling activities by March 31, 1999. Nintey-seven wells have been drilled, of which eighty-nine have been completed as producing wells.

Operations will be conducted with available funds and revenues generated from oil and gas activities. No bank borrowings are anticipated.

The Partnership had net working capital at June 30, 1999 of $145,524.

The Partnership's revenues from oil and gas will be affected by changes in prices. As a result of changes in federal regulations, gas prices are highly dependent on the balance between supply and demand. The Partnership's gas sales prices are subject to increase and decrease based on various market sensitive indices.

Results of Operations

Three Months Ended June 30, 1999

The Partnership turned an additional 26 wells into line during the second quarter of 1999 to add to the 12 wells turned into line during the first quarter of 1999. The remaining 51 wells are scheduled to go into line during the third quarter of 1999.

Six Months Ended June 30, 1999

During the first quarter of 1999 the partnership drilled 97 wells of which 89 are productive. Two of the eight dry holes were exploratory wells, therefore the partnership expensed $556,252 as exploratory dry hole cost. As of August 2, 1999, the partnership has 64 wells in production with the remaining 25 wells scheduled to be put into production during the third quarter of 1999. The first cash distribution to the Partnership occurred on July 26, 1999.

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

PDC has initiated formal communications with its significant suppliers and service providers to determine the extent to which PDC may be vulnerable to their failure to correct their own Year 2000 issues. It is expected that full identification will be completed by September 30, 1999. To the extent that responses to Year 2000 readiness are unsatisfactory, PDC intends to take appropriate action, including identifying alternative suppliers and service providers who have demonstrated Year 2000 readiness.

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

June 30, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PDC 1998-D Limited Partnership

(Registrant)

By its Managing General Partner

Petroleum Development Corporation

Date: August 9, 1999 /s/ Steven R. Williams

Steven R. Williams

President

Date: August 9, 1999 /s/ Dale G. Rettinger

Dale G. Rettinger

Executive Vice President

and Treasurer