Form 10-Q
period 1999-09-30
PDC 1998-D LTD PARTNERSHIP
filed 1999-11-10
CIK 1080504

CONFORMED COPY

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities and Exchange Act of 1934

For the period ended September 30, 1999

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

PDC 1998-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

INDEX

PART I - FINANCIAL INFORMATION Page No.

Item 1. Financial Statements

Balance Sheets - September 30, 1999 (unaudited)

and December 31, 1998 1

Statements of Operations -

Three and Nine Months Ended September 30, 1999 (unaudited) 2

Statement of Partners' Equity -

Nine Months Ended September 30, 1999 (unaudited) 3

Statement of Cash Flows-

Nine Months Ended September 30, 1999 (unaudited) 4

Notes to Financial Statements 5

Item 2. Management's Discussion and Analysis of Financial

Condition and Results of Operations 6

PART II OTHER INFORMATION

Item 1. Legal Proceedings 8

Item 6. Exhibits and Reports on Form 8-K 8

PDC 1998-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Balance Sheets

September 30, 1999 and December 31, 1998

Assets

1999 1998

(Unaudited)

Current assets:

Cash $ 7,105 $ 20,000

Due to from PDC 10 -

Accounts receivable - oil and gas revenues 250,604 -

Total current assets 257,719 20,000

Oil and gas properties, successful

efforts method 20,944,167 22,301,221

Less accumulated depreciation, depletion,

and amortization 488,284 -

20,455,883 22,301,221

$20,713,602 $22,321,221

Current Liabilities and Partners' Equity

Current liabilities:

Accrued expenses $ 5,130 $ 17,990

Total current liabilities 5,130 17,990

Partners' Equity 20,708,472 22,303,231

$20,713,602 $22,321,221

See accompanying notes to financial statements.

PDC 1998-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statements of Operations

Three months and Nine months ended September 30, 1999

(Unaudited)

Three Months Nine Months

Ended Ended

September 30, September 30,

1999 1999

Revenues:

Sales of oil and gas $ 377,280 $ 580,986

377,280 580,986

Expenses:

Exploratory dry hole costs - 1,357,054

Lifting cost 104,246 164,413

Direct administrative cost - 25

Depreciation, depletion, and amortization 293,009 488,284

397,255 2,009,776

Net loss $ (19,975) $(1,428,790)

Net loss per limited and additional

general partner unit $ (16) $ (1,114)

See accompanying notes to financial statements.

PDC 1998-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statement of Partners' Equity

Nine months ended September 30, 1999

(Unaudited)

Limited and

additional Managing

general partners general partner Total

Balance, December 31, 1998 $17,842,585 $4,460,646 $22,303,231

Distributions (132,776) (33,193) (165,969)

Net loss (1,143,031) (285,759) 1,428,790)

Balance, September 30, 1999 $16,566,778 $4,141,694 $20,708,472

See accompanying notes to financial statements.

PDC 1998-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statement of Cash Flows

Nine months ended September 30, 1999

(Unaudited)

Cash flows from operating activities:

Net loss $(1,428,790)

Adjustments to reconcile net loss to net cash

provided from operating activities:

Exploratory dry hole costs 1,357,054

Depreciation, depletion, and amortization 488,284

Changes in operating assets and liabilities:

Increase in accounts receivable - oil and gas revenues (250,614)

Decrease in accrued expenses (12,860)

Net cash provided from operating activities 153,074

Cash flows from financing activities:

Distributions to Partners (165,969)

Net cash used by financing acitivities (165,969)

Net change in cash (12,895)

Cash at beginning of period 20,000

Cash at end of period $ 7,105

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

2. Basis of Presentation

The Management of the Partnership believes that all adjustments (consisting of only normal recurring accruals) necessary to a fair statement of the results of such periods have been made. The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

3. Oil and Gas Properties

Oil and Gas Properties are reported on the successful efforts method.

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

The Partnership had net working capital at September 30, 1999 of $252,589.

The Partnership's revenues from oil and gas will be affected by changes in prices. As a result of changes in federal regulations, gas prices are highly dependent on the balance between supply and demand. The Partnership's gas sales prices are subject to increase and decrease based on various market sensitive indices.

Results of Operations

Three Months Ended September 30, 1999

The Partnership turned an additional 42 wells into line during the third quarter of 1999 to add to the 38 wells turned into line during the first two quarters of 1999. The remaining 9 wells are scheduled to go into line during the fourth quarter of 1999. The Partnership distributed $165,909 cash to the partners during the third quarter of 1999.

Nine Months Ended September 30, 1999

During the first quarter of 1999 the partnership drilled 97 wells of which 89 are productive. Two of the eight dry holes were exploratory wells, therefore the partnership expensed $1,357,054 as exploratory dry hole cost during the second quarter of 1999. As of November 7, 1999, the partnership has 88 wells in production with the remaining 1 well scheduled to be put into production during the fourth quarter of 1999. The first cash distribution to the Partnership occurred on July

Year 2000 Issue

State of Readiness

The Year 2000 Issue is the risk that computer programs using two-digit data fields will fail to properly recognize the year 2000, with the result being business interruption due to computer system failures by PDC's software or hardware or that of government entities, service providers and vendors. PDC, who administers all aspects of the Partnership, has assessed the extent of the Year 2000 Issues affecting PDC and the Partnership. PDC believes that the new computer system inclu d

PDC has initiated communications with its significant suppliers and service providers to determine the extent to which PDC may be vulnerable to their failure to correct their own Year 2000 issues. To the extent that responses to Year 2000 readiness are unsatisfactory, PDC intends to take appropriate action, including identifying alternative suppliers and service providers who have demonstrated Year 2000 readiness.

Cost of Readiness

PDC does not currently expect to charge the Partnership for any portion of PDC's cost to become Year 2000 compliant.

Risks of Year 2000 Issues

PDC presently believes the Year 2000 Issue will not present a materially adverse risk to PDC's or the Partnership's future results of operations, liquidity, and capital resources. However, if the level of the timely compliance by key suppliers or service providers is not sufficient, the Year 2000 Issue could have a material impact on PDC's or the Partnership's operations including, but not limited to, increased operating costs, loss of customers or suppliers, loss of accounting f

Contingency Plan

PDC has a contingency plan, and will implement it on any system that remains non-compliant at December 31, 1999, if any.

New Accounting Standard

Statement of Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), was issued by the Financial Accounting Standards Board in June, 1998. Statement 133 standardized the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. SFAS No. 133 is effective for years beginning after June 15, 2000; however, early adoption is permitted. On adoption, the provisions of SFAS No.

CONFORMED COPY

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 6. Exhibits and Reports on Form 8-K

(a) None.

(b) No reports on Form 8-K have been filed during the quarter ended

September 30, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PDC 1998-D Limited Partnership

(Registrant)

By its Managing General Partner

Petroleum Development Corporation

Date: November 9, 1999 /s/ Steven R. Williams

Steven R. Williams

President

Date: November 9, 1999 /s/ Dale G. Rettinger

Dale G. Rettinger

Executive Vice President

and Treasurer