Form 10-K
period 1999-12-31
PDC 1998-D LTD PARTNERSHIP
filed 2000-03-27
CIK 1080504

CONFORMED COPY


                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


- ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF
  THE SECURITIES EXCHANGE ACT OF 1934
  For the fiscal year ended December 31, 1999

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

Employees

    The Partnership has no employees, however, PDC has approximately 91 employees which include a staff of geologists, petroleum engineers, landmen and accounting personnel who administer all of the partnership's operations.

Plan of Operations

    The Partnership participated in the drilling of 97 gross wells and will continue to operate and produce its 89 gross productive wells. The Partnership does not have unexpended initial capital and no additional drilling activity is planned.

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




                                     2

Derivatives and Hedging Activities

    The Managing General Partner utilizes commodity based derivative instruments as hedges to manage a portion of its and various limited partnerships' exposure to price volatility stemming from natural gas production and marketing activities. These instruments consist of natural gas futures and option contracts traded on the New York Mercantile Exchange. The futures and option contracts hedge committed and anticipated natural gas purchases and sales, generally forecasted to occur within a 12 month period. The Managing General Partner does not hold or issue derivatives for trading or speculative purposes and permits utilization of hedges only if there is an underlying physical position.

    The Managing General Partner has extensive experience with the use of financial hedges to reduce the risk and impact of natural gas price changes. These hedges are used to coordinate fixed and variable priced purchases and sales and to "lock in" fixed prices from time to time for the Managing General Partner and its various limited partnerships' share of production. In order for future contracts to serve as effective hedges, there must be sufficient correlation to the underlaying hedged transaction. While hedging can help provide price protection if spot prices drop, hedges can also limited upside potential.

    Despite the measure taken by the Managing General Partner to attempt to control price risk, the Partnership remains subject to price fluctuations for natural gas sold in the spot market. The Managing General Partner continues to evaluate the potential for reducing these risks by entering into hedge transactions. In addition, the Managing General Partner may also close out any portion of hedges that may exist from time to time.

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







                                     3

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

ITEM 2.  PROPERTIES.

Drilling Activity

    The following table sets forth the results of drilling activity from December 31, 1998 (date of inception) to March 15, 2000, of the Partnership which was conducted in the Continental United States.

                                         Development Wells
                               Gross                      Net
                        Productive  Dry Total   Productive  Dry    Total
Period Ended
March 15, 2000. . .         89      8    97         65.81   7.57    73.38

    The Partnership drilled three dry exploratory wells (2.69 net), two in Colorado and one in Michigan. No additional drilling activity is planned.

Summary of Productive Wells

    The table below shows the number of the Partnership's gross and net wells by state as of March 15, 2000.

                        Natural Gas Wells
     Location          Gross          Net
     Michigan             37        15.02
     Pennsylvania         42        40.83
     West Virginia        10         9.96
        Total             89        65.81

    A "productive well" is a well producing, or capable of producing, oil and gas in commercial quantities. For purposes of the above table, a "gross well" is one in which the Partnership has a working interest and a "net well" is a gross well multiplied by the Partnership's working interest to which it is entitled under its drilling agreement.




                                     4

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

                                                              December 31,
                                         Year Ended           1998 (date of
                                      December 31, 1999       inception)

Oil and Gas Sales . . . . . . . . .   $  1,192,967                 -
Costs and Expenses  . . . . . . . .     13,697,791              531,122
Net Loss  . . . . . . . . . . . . .    (12,503,892)            (531,122)
Allocation of Net Loss: . . . . . .
    Managing General Partner. . . .     (2,500,778)              (3,598)
    Limited and Additional
     General Partners . . . . . . .    (10,003,114)            (527,524)
    Per Limited and Additional
    General Partner Unit. . . . . .         (9,747)                (514)
Total Assets. . . . . . . . . . . .      9,363,434           22,321,221
Distributions:
Managing General Partner. . . . . .         94,041                  -
Limited and Additional
 General Partners . . . . . . . . .        376,166                  -

                                     5

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

    The Partnership began exploration and development activities subsequent to the funding of the Partnership and completed these activities by December 31, 1999. Ninety-seven wells have been drilled, eighty-nine of which have been completed as producers. No additional wells will be drilled.

    The Partnership had working capital at December 31, 1999 of $340,032.

    Operations are expected to be conducted with available funds and revenues generated from oil and gas activities. No bank borrowings are anticipated.

Results of Operations

1999 Results

    Oil and gas sales commenced during the second quarter of 1999 with revenue distributions to the partners commencing in the third quarter. The net loss of $12,503,892 was primarily due to the impairment charge for oil and gas properties which amounted to $10,764,226 in 1999. This impairment resulted from net capitalized costs exceeding estimated undiscounted future net cash flows. The impairment was based on estimated fair value which considered future discounted cash flows. Cash distributions to the the partners amounted to $470,207 in 1999.

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

Year 2000 Issue

    The Partnership experienced no known disruptions as a result of the year date change and intends to continue monitoring its critical systems at various other date changes during the Year 2000.

    The Partnership expenditures for addressing Year 2000 issues were not material, nor does the Partnership expect to incur any significant costs addressing Year 2000 issues in the future.

New Accounting Standards

    Statement of Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), was issued by the Financial Accounting Standards Board in June, 1998. SFAS No. 133 standardized the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. SFAS No. 133 is effective for years beginning after June 15, 2000; however, early adoption is permitted. On adoption, the provisions of SFAS No. 133 must be applied prospectively. At the present time, the Partnership cannot determine the impact that SFAS No. 133 will have on its financial statements upon adoption, as such impact will be based on the extent of derivative instruments, such as natural gas futures and option contracts, outstanding at the date of adoption.

                                     6
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

    The response to this Item is set forth herein in a separate section of this Report, beginning on Page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       NONE.

                                 Part III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

    The Partnership has no directors or executive officers. The Partnership is managed by Petroleum Development Corporation (the Managing General Partner). Petroleum Development Corporation's common stock is traded in the NASDAQ National Market and Form 10-K for 1999 has been filed with the Securities and Exchange Commission.

ITEM 11.  MANAGEMENT REMUNERATIONS AND TRANSACTIONS.

       NON-APPLICABLE.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

       NON-APPLICABLE.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Pursuant to the authorization contained in the Limited Partnership Agreement, PDC receives fees for services rendered and reimbursement of certain expenses from the Partnership. The following table presents compensation or reimbursements by the Partnership to PDC or other related parties for the periods listed below:

                                        Year Ended         December 31,
                                        December 31,        1998 Date
                                            1999           of Inception

Footage Drilling Contracts, Services,
 Chemicals, Supplies, and Equipment      $    -             22,301,221
Syndication costs and management fee          -              2,668,284
Lifting costs                              356,464                -
Tax return preparation                       8,960               9,670
Direct administrative cost                   2,971               2,500

                                  PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

           (a)   (1)  Financial Statements

                 See Index to Financial Statements on F-2

                 (2)  Financial Statement Schedules

                 See Index to Financial Statements on page F-2. All financial statement schedules are omitted because they are not required, inapplicable, or the information is included in the Financial Statements or Notes thereto.





                                     7
                                                           CONFORMED COPY

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



                                              March 24, 2000

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

    Signature            Title                               Date



/s/ James N. Ryan        Chairman, Chief Executive
James N. Ryan            Officer and Director                March 24, 2000



/s/ Steven R. Williams   President and Director
Steven R. Williams                                           March 24, 2000



/s/ Dale G. Rettinger    Executive Vice President,
Dale G. Rettinger        Treasurer and Director              March 24, 2000
                         (principal financial and
                         accounting officer)



/s/ Roger J. Morgan      Secretary and Director
Roger J. Morgan                                              March 24, 2000



















                                     8




















                            PDC 1998-D LIMITED PARTNERSHIP
                            (A West Virginia Limited Partnership)

                            Financial Statements for Annual Report
                            on Form 10-K to Securities and Exchange
                            Commission

                            Year Ended December 31, 1999 and
                            December 31, 1998 (Date of Inception)

                            (With Independent Auditors' Report Thereon)

                      PDC 1998-D LIMITED PARTNERSHIP
                   (A West Virginia Limited Partnership)



                       Index to Financial Statements



Independent Auditors' Report                                          F-3
Balance Sheet - December 31, 1999 and 1998                            F-4
Statement of Operations -  Year Ended December 31, 1999
  and December 31, 1998 (Date of Inception)                           F-5
Statement of Partners' Equity - Year Ended December 31, 1999
  and December 31, 1998 (Date of Inception)                           F-6
Statement of Cash Flows -  Year Ended December 31, 1999
  and December 31, 1998 (Date of Inception)                           F-7
Notes to Financial Statements                                         F-8




All financial statement schedules have been omitted because they are not applicable or not required or for the reason that the required information is shown in the financial statements or notes thereto.

                       Independent Auditors' Report



To the Partners
PDC 1998-D Limited Partnership:

We have audited the financial statements of PDC 1998-D Limited Partnership (a West Virginia limited partnership) as listed in the accompanying index. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PDC 1998-D Limited Partnership as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years ended December 31, 1999 and December 31, 1998 (date of inception), in conformity with generally accepted accounting principles.




                                                                 KPMG LLP



Pittsburgh, Pennsylvania
March 24, 2000

                      PDC 1998-D LIMITED PARTNERSHIP
                   (A West Virginia Limited Partnership)

                              Balance Sheets

                        December 31, 1999 and 1998

    Assets                                        1999            1998

Current assets:
  Cash                                       $     8,038           20,000
  Accounts receivable - oil and gas revenues     366,296             -
    Total current assets                         374,334           20,000

Oil and gas properties, successful
 efforts method (Notes 3 and 5):              10,123,711       22,301,221
    Less accumulated depreciation,
     depletion, and amortization               1,134,611             -
                                               8,989,100       22,301,221

                                             $ 9,363,434       22,321,221

  Current Liabilities and Partners' Equity

Current liabilities:
  Accrued expenses                           $    34,302           17,990
    Total current liabilities                     34,302           17,990

Partners' equity                               9,329,132       22,303,231


                                             $ 9,363,434       22,321,221


See accompanying notes to financial statements.

                      PDC 1998-D LIMITED PARTNERSHIP
                   (A West Virginia Limited Partnership)

                         Statements of Operations

  Year Ended December 31, 1999 and December 31, 1998 (Date of Inception)


                                              1999            1998

Revenues:
Sales of oil and gas                     $1,192,967             -
Interest income                                 932             -
                                          1,193,899             -

Expenses (note 3):
  Lifting cost                              356,464            -
  Management fee                               -            513,132
  Independent audit fee                       5,330           5,610
  Franchise taxes                             5,945             210
  Tax return preparation                      8,960           9,670
  Direct administrative cost                  2,971           2,500
  Independent engineering cost                6,000            -
  Exploratory dry hole cost               1,413,284            -
  Loss on impairment of oil
   and gas properties                    10,764,226            -
  Depreciation, depletion
   and amortization                       1,134,611            -
                                         13,697,791         531,122

    Net loss                           $(12,503,892)       (531,122)


    Net loss per limited
      and additional
      general partner unit              $    (9,747)           (514)

See accompanying notes to financial statements.

                         PDC 1998-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                         Statement of Partners' Equity

    Year Ended December 31, 1999 and December 31, 1998 (Date of Inception)


                             Limited
                             and additional     Managing
                             general partners   general partner      Total
Partners' initial capital
  contributions              $ 20,525,261         4,464,244       24,989,505
Syndication costs              (2,155,152)             -          (2,155,152)
Net loss                         (527,524)           (3,598)        (531,122)
 Balance, December 31, 1998    17,842,585         4,460,646       22,303,231

Distributions to partners        (376,166)          (94,041)        (470,207)
Net loss                      (10,003,114)       (2,500,778)     (12,503,892)
 Balance, December 31, 1999  $  7,463,305         1,865,827        9,329,132

See accompanying notes to financial statements.

                          PDC 1998-D LIMITED PARTNERSHIP
                       (A West Virginia Limited Partnership)

                             Statements of Cash Flows

                         Year Ended December 31, 1999 and
                       December 31, 1998 (Date of Inception)


                                                      1999                1998


Cash flows from operating activities:
      Net loss                                 $(12,503,892)             (531,122)
      Adjustments to reconcile net loss
      to net cash provided from (used by)
      operating activities:
        Depreciation, depletion
         and amortization                         1,134,611                  -
        Loss on impairment of oil
         and gas properties                      10,764,226                  -
        Exploratory dry hole cost                 1,413,284                  -
        Changes in operating assets
          and liabilities:
          Increase in accounts receivable -
            oil and gas revenues                   (366,296)                 -
            Increase in accrued expenses             16,312                17,990

            Net cash provided from
            (used by) operating activities          458,245              (513,132)

Cash flows from investing activities:
      Expenditures for
       oil and gas properties                          -              (22,301,221)

            Net cash used by
            investing activities                       -              (22,301,221)

Cash flows from financing activities:
      Limited and additional
       general partner contributions                   -               20,525,261
      Managing General Partner
       contribution                                    -                4,464,244
      Syndication cost paid                            -               (2,155,152)
      Distributions to partners                    (470,207)                 -

            Net cash (used by) provided
            from financing activities              (470,207)           22,834,353

Net (decrease) increase in cash                     (11,962)                 -
Cash at beginning of period                          20,000                  -
Cash at end of period                            $    8,038                20,000




See accompanying notes to financial statements.

                          PDC 1998-D LIMITED PARTNERSHIP
                       (A West Virginia Limited Partnership)

                           Notes to Financial Statements

                Year Ended December 31, 1999 and December 31, 1998

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

        The Partnership assesses impairment of capitalized costs of proved oil and gas properties by comparing net capitalized costs to undiscounted future net cash flows on a field-by-field basis using expected prices. Prices utilized in each years calculation for measurement purposes and expected costs are held constant. If net capitalized costs exceed undiscounted future net cash flow, the measurement of impairment is based on estimated fair value which would consider future discounted cash flows. During 1999 the loss on impairment of oil and gas properties as reflected in the Statement of Operations amounted to $10,764,226.

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

        Derivatives and Hedging Activities

        The Managing General Partner utilizes commodity based derivative instruments as hedges to manage a portion of its and various limited partnerships' exposure to price volatility stemming from natural gas production and marketing activities. These instruments consist of natural gas futures and option contracts traded on the New York Mercantile Exchange. The futures and option contracts hedge committed and anticipated natural gas purchases and sales, generally forecasted to occur within a 12 month period. The Managing General Partner does not hold or issue derivatives for trading or speculative purposes and permits utilization of hedges only if there is an underlying physical position.

        As of December 31, 1999 and 1998, the Managing General Partner had futures contracts for the purchase of $4,318,000 and $1,120,300 of natural gas, respectively relating to the Managing General Partner and the Managing General Partner's various limited partnerships. While these contracts have nominal carrying value, their fair value, represented by the estimated amount that would be received upon termination of the contracts, based on market quotes, was a net value of $350,000 at December 31, 1999 and $(105,400) at December 31, 1998. Realized gains and losses on these contracts are allocated to the Managing General Partner and the Managing General Partner's various limited partnerships.

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

                                        F-9
                          PDC 1998-D LIMITED PARTNERSHIP
                       (A West Virginia Limited Partnership)

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

(3)       Transactions with Managing General Partner and Affiliates

          The Partnership's transactions with the Managing General Partner include charges for the following:
                                                              December 31,
                                            Year Ended        1998 (date of
                                            December 31,1999   inception)
            Drilling, completion and
             lease costs                      $    -            22,301,221
            Offering and organization costs
             (includes reimbursements of
             syndication cost and management
             fee)                                  -             2,668,284
            Lifting costs                       356,464               -
            Tax return preparation                8,960              9,670
            Direct administrative cost            2,971              2,500

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
____________________

                                  F-10
                     PDC 1998-D LIMITED PARTNERSHIP
                  (A West Virginia Limited Partnership)

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


















                                  F-11

                     PDC 1998-D LIMITED PARTNERSHIP
                  (A West Virginia Limited Partnership)

                Notes to Financial Statements, Continued

(5)   Costs Relating to Oil and Gas Activities

      The Partnership is engaged solely in oil and gas activities, all of which are located in the continental United States. Information regarding aggregate capitalized costs and results of operations for these activities is located in the basic financial statements. Costs capitalized for these activities at December 31, 1999 and 1998, are as follows:

                                              December 31,
                                          1999            1998

   Unevaluated oil and
    gas properties                 $       -           22,301,221
   Lease acquisition costs              460,141              -
   Intangible development costs      16,510,178              -
   Well equipment                     3,917,618              -
   Impairment charge                (10,764,226)             -   )
                                   $ 10,123,711        22,301,221

   This following costs were incurred for the Partnership's oil and gas activities:

                                     Year Ended
                                      December       December 31, 1998
                                      31, 1999       (date of inception)
   Costs incurred:
   Unevaluated Oil and
     gas properties                 $(1,413,284)      $22,301,221
   Exploratory dry hole cost          1,413,284              -
                                    $      -           22,301,221

(6)   Income Taxes

      As a result of the differences in the treatment of certain items for income tax purposes as opposed to financial reporting purposes, primarily depreciation, depletion and amortization of oil and gas properties and the recognition of intangible drilling costs as an expense or capital item, the income tax basis of oil and gas properties differs from the basis used for financial reporting
        purposes.   At December 31, 1999 and 1998, the income tax basis of
        the partnership's oil and gas properties was $3,831,866 and $4,396,086, respectively.













                                  F-12

                     PDC 1998-D LIMITED PARTNERSHIP
                  (A West Virginia Limited Partnership)

                      Notes to Financial Statements

(7)   Supplemental Reserve Information

      Proved oil and gas reserves of the Partnership have been estimated by an independent petroleum engineer, Wright & Company, Inc.
        These reserves have been prepared in compliance with the Securities and Exchange Commission rules based on year end prices. A copy of the reserve report has been made available to all partners. All of the partnership's reserves are proved developed. An analysis of the change in estimated quantities of proved developed oil and gas reserves is shown below:

                                                   Natural gas
                                                      (mcf)
  Proved developed reserves as of
   December 31, 1998                                    -
  Extensions, discoveries and other additions       9,546,038
  Production                                         (495,238)

  Proved developed reserves as of
  December 31, 1999                                 9,050,800