Form 10-Q
period 2000-03-31
PDC 1998-D LTD PARTNERSHIP
filed 2000-05-11
CIK 1080504

CONFORMED COPY





                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q



           [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                    the Securities and Exchange Act of 1934
                      For the period ended March 31, 2000

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


                                     INDEX



PART I - FINANCIAL INFORMATION                                    Page No.

  Item 1.  Financial Statements

           Balance Sheets - March 31, 2000 and December 31, 1999       1

           Statements of Operations -
            Three Months Ended March 31, 2000 and 1999                 2

           Statement of Partners' Equity -
            Three Months Ended March 31, 2000                          3

           Statements of Cash Flows-
            Three Months Ended March 31, 2000 and 1999                 4

           Notes to Financial Statements                               5

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         6

PART II    OTHER INFORMATION

  Item 1.  Legal Proceedings                                           7

  Item 6.  Exhibits and Reports on Form 8-K                            7












                        PDC 1998-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                                Balance Sheets

                     March 31, 2000 and December 31, 1999



  Assets
                                                   2000                1999
                                                (Unaudited)

Current assets:
  Cash                                         $      5,067           8,038
  Accounts receivable - oil and gas revenues        397,974         366,296
           Total current assets                     403,041         374,334

Oil and gas properties, successful
  efforts method                                 10,123,711      10,123,711
      Less accumulated depreciation, depletion,
        and amortization                          1,399,173       1,134,611
                                                  8,724,538       8,989,100

                                                $ 9,127,579       9,363,434

      Current Liabilities and Partners' Equity

Current liabilities:
      Accrued expenses                          $    31,330          34,302
                    Total current liabilities        31,330          34,302


Partners' Equity                                  9,096,249       9,329,132

                                                $ 9,127,579       9,363,434

See accompanying notes to financial statements.

                        PDC 1998-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                           Statements of Operations

                  Three months ended March 31, 2000 and 1999
                                  (Unaudited)

                                                    2000           1999

Revenues:
    Sales of oil and gas                        $  712,051        14,236
                                                   712,051        14,236

Expenses:
    Exploratory dry hole costs                        -          556,252
    Lifting cost                                   286,363         6,260
    Depreciation, depletion, and amortization      264,562        14,232
                                                   550,925       576,744

      Net income (loss)                          $ 161,126      (562,508)

      Net income (loss) per limited and additional
        general partner unit                     $     126          (438)

See accompanying notes to financial statements.

                        PDC 1998-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                         Statement of Partners' Equity

                       Three months ended March 31, 2000
                                  (Unaudited)



                                Limited and
                                additional       Managing
                                general partners general partner   Total

Balance, December 31, 1999      $ 7,463,305       1,865,827    9,329,132

Net income                          128,902         32,224       161,126
Distribution to partners           (315,208)       (78,801)     (394,009)

      Balance, March 31, 2000   $ 7,276,999      1,819,250     9,096,249

See accompanying notes to financial statements.

                        PDC 1998-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                           Statements of Cash Flows

                  Three months ended March 31, 2000 and 1999
                                  (Unaudited)

                                                     2000            1999




Cash flows from operating activities:
  Net income (loss)                             $  161,126      $ (562,508)
  Adjustments to reconcile net income (loss)
    to net cash provided from
    (used by) operating activities:
      Exploratory dry hole costs                      -            556,252
      Depreciation, depletion, and amortization    264,562          14,232
      Changes in operating assets and liabilities:
      Increase in accounts receivable -
       oil and gas revenues                        (31,678)         (7,976)
      Decrease in accrued expenses                  (2,972)         (6,360)
           Net cash provided by (used by)
           operating activities                    391,038          (6,360)

Cash flows from financing activities:
  Distributions to partners                       (394,009)           -
           Net cash used by
           financing activities                   (394,009)           -


Net change in cash                                  (2,971)         (6,360)
Cash at beginning of period                          8,038          20,000
Cash at end of period                           $    5,067       $  13,640

See accompanying notes to financial statements.












                                      -4-
                        PDC 1998-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                        Notes to Financial Statements
                                  (Unaudited)



1.  Accounting Policies

    Reference is hereby made to the Partnership's Annual Report on Form 10-K for 1999, which contains a summary of significant accounting policies followed by the Partnership in the preparation of its financial statements. These policies were also followed in preparing the quarterly report included herein.

2.  Basis of Presentation

    The Management of the Partnership believes that all adjustments (consisting of only normal recurring accruals) necessary to a fair statement of the results of such periods have been made. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

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

         The Partnership had net working capital at March 31, 2000 of $371,711.

         The Partnership's revenues from oil and gas will be affected by changes in prices. As a result of changes in federal regulations, gas prices are highly dependent on the balance between supply and demand. The Partnership's gas sales prices are subject to increase and decrease based on various market sensitive indices.

    Results of Operations

         Revenue and expenses during the first quarter of 2000 include natural gas sales and related expenses for all of the Partnership's wells. During the same period in 1999 only a few wells were turned into line and producing. The Partnership distributed $394,009 to the partners during the first quarter of 2000.

    Year 2000 Issue

         PDC, who administers all aspects of the Partnership, experienced no known disruptions as a result of the year date change and intends to continue monitoring its critical systems at various other date changes during the Year 2000.

         PDC's expenditures for addressing Year 2000 issues were not material, nor does the Company expect to incur any significant costs addressing Year 2000 issues in the future.

                                                               CONFORMED COPY

                         PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a) None.

         (b) No reports on Form 8-K have been filed during the quarter ended March 31, 2000.



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


                                              PDC 1998-D Limited Partnership
                                                      (Registrant)

                                              By its Managing General Partner
                                              Petroleum Development Corporation




Date:  May 11, 2000                             /s/ Steven R. Williams
                                                    Steven R. Williams
                                                       President


Date:  May 11, 2000                             /s/ Dale G. Rettinger
                                                    Dale G. Rettinger
                                                 Executive Vice President
                                                     and Treasurer