Form 10-Q
period 2000-06-30
PDC 1998-D LTD PARTNERSHIP
filed 2000-07-27
CIK 1080504

CONFORMED COPY





                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q



           [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                    the Securities and Exchange Act of 1934
                      For the period ended June 30, 2000

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


                                     INDEX



PART I - FINANCIAL INFORMATION                                    Page No.

  Item 1.  Financial Statements

           Balance Sheets - June 30, 2000 and December 31, 1999        1

           Statements of Operations -
            Three and Six Months Ended June 30, 2000                   2

           Statement of Partners' Equity -
            Six Months Ended June 30, 2000 and 1999                    3

           Statement of Cash Flows-
            Six Months Ended June 30, 2000 and 1999                    4

           Notes to Financial Statements                               5

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         6

PART II    OTHER INFORMATION

  Item 1.  Legal Proceedings                                           8

  Item 6.  Exhibits and Reports on Form 8-K                            8













                        PDC 1998-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                                Balance Sheets

                      June 30, 2000 and December 31, 1999



  Assets
                                                   2000                1999
                                                (Unaudited)

Current assets:
  Cash                                         $      7,095       $   8,038
  Accounts receivable - oil and gas revenues        343,837         366,296
           Total current assets                     350,932         374,334

Oil and gas properties, successful
  efforts method                                 10,123,711      10,123,711
      Less accumulated depreciation, depletion,
        and amortization                          1,593,731       1,134,611
                                                  8,529,980       8,989,100

                                                $ 8,880,912     $ 9,363,434

      Current Liabilities and Partners' Equity

Current liabilities:
      Accrued expenses                          $    22,965     $    34,302
                    Total current liabilities        22,965          34,302


Partners' Equity                                  8,857,947       9,329,132

                                                $ 8,880,912     $ 9,363,434

See accompanying notes to financial statements.

                        PDC 1998-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                           Statements of Operations

           Three months and Six months ended June 30, 2000 and 1999
                                  (Unaudited)

                                             Three Months Ended        Six Months Ended
                                                  June 30,                 June 30,
                                            2000         1999          2000         1999


Revenues:
  Sales of oil and gas                   $ 518,315  $  189,470     $1,230,366 $   203,706
  Interest                                   4,387        -             4,387        -
                                           522,702     189,470      1,234,753     203,706

Expenses:
  Exploratory dry hole                        -        800,802           -      1,357,054
  Lifting cost                             229,700      53,907        516,063      60,167
  Direct administrative cost                  -             25           -             25
  Depreciation, depletion,
   and amortization                        194,558     181,043        459,120     195,275
                                           424,258   1,035,777        975,183   1,612,521

     Net income (loss)                   $  98,444  $ (846,307)    $  259,570 $(1,408,815)

     Net income (loss) per limited
      and additional
      general partner unit               $      76  $     (660)    $     202  $    (1,098)


See accompanying notes to financial statements.

                              PDC 1998-D LIMITED PARTNERSHIP
                           (A West Virginia Limited Partnership)

                               Statement of Partners' Equity

                              Six months ended June 30, 2000
                                        (Unaudited)



                                    Limited and
                                    additional       Managing
                                    general partners general partner       Total

Balance, December 31, 1999            $ 7,463,305       $1,865,827    $ 9,329,132

Distributions to partners                (584,605)        (146,150)      (730,755)
Net income                                207,657           51,913        259,570

          Balance, June 30, 2000      $ 7,086,357       $1,771,590    $ 8,857,947

See accompanying notes to financial statements.

                              PDC 1998-D LIMITED PARTNERSHIP
                           (A West Virginia Limited Partnership)

                                 Statements of Cash Flows

                          Six months ended June 30, 2000 and 1999
                                        (Unaudited)

                                                         2000            1999

Cash flows from operating activities:
      Net income (loss)                             $  259,570     $(1,408,815)
      Adjustments to reconcile net income (loss)
        to net cash provided from (used by)
        operating activities:
          Exploratory dry hole costs                      -          1,357,054
          Depreciation, depletion, and amortization    459,120         195,275
          Changes in operating assets and liabilities:
          Decrease (increase) in accounts receivable -
           oil and gas revenues                         22,459        (143,539)
          Decrease in accrued expenses                 (11,337)        (12,859)
              Net cash provided from (used by)
              operating activities                     729,812         (12,884)

Cash flows from financing activities:
      Distributions to partners                       (730,755)           -
               Net cash used by financing activities  (730,755)           -

Net change in cash                                        (943)        (12,884)
Cash at beginning of period                              8,038          20,000
Cash at end of period                                $   7,095       $   7,116

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

2.      Basis of Presentation

        The Management of the Partnership believes that all adjustments (consisting of only normal recurring accruals) necessary to a fair statement of the results of such periods have been made. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

3.      Oil and Gas Properties

        The Partnership follows the successful efforts method of accounting for the cost of exploring for and developing oil and gas reserves. Under this method, costs ofdevelopment wells, including equipment and intangible drilling costs related to both producing wells and developmental dry holes, and successful exploratory wells are capitalized and amortized on an annual basis to operations by the units-of-production method using estimated proved developed reserves which will be determined at year end by an independent petroleum engineer. If a determination is made that an exploratory well has not discovered economically producible reserves, then its costs are expensed as dry hole costs.

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

             The Partnership had net working capital at June 30, 2000 of $327,967.

             The Partnership's revenues from oil and gas will be affected by changes in prices. As a result of changes in federal regulations, gas prices are highly dependent on the balance between supply and demand. The Partnership's gas sales prices are subject to increase and decrease based on various market sensitive indices.

        Results of Operations

        Three Months Ended June 30, 2000 and 1999

             Revenue and expenses during the second quarter of 2000 include natural gas sales and related expenses for all of the Partnership's wells. During the same period in 1999 all of the wells were not yet turned into line and producing for the entire quarter. While the Partnership experienced net income of $98,444, depreciation, depletion and amortization is a non-cash expense and therefore the Partnership distributed $336,746 to the partners during the second quarter of 2000.

        Six Months Ended June 30, 2000 Compared with 1999

             Revenue and expenses during the first six months of 2000 include natural gas sales and related expenses for all of the Partnership's wells. During the same period in 1999 all of the wells were not turned into line and producing for the entire period. While the Partnership experienced net income of $259,570, depreciation, depletion, and amortization is a non-cash expense and therefore the Partnership distributed $730,755 to the partners during the first six months of 2000.

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

                                            -6-
                                                               CONFORMED COPY

                               PART II - OTHER INFORMATION


Item 1. Legal Proceedings

             None.

Item 6.  Exhibits and Reports on Form 8-K

             (a) None.

             (b) No reports on Form 8-K have been filed during the quarter ended
                 June 30, 2000.



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


                                               PDC 1998-D Limited Partnership
                                                         (Registrant)

                                               By its Managing General Partner
                                               Petroleum Development Corporation




Date:  July 27, 2000                                /s/ Steven R. Williams
                                                        Steven R. Williams
                                                           President


Date:  July 27, 2000                                /s/ Dale G. Rettinger
                                                        Dale G. Rettinger
                                                     Executive Vice President
                                                         and Treasurer