Form 10-Q
period 2000-09-30
PDC 1998-D LTD PARTNERSHIP
filed 2000-11-09
CIK 1080504

CONFORMED COPY





             QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

                            UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                              FORM 10-Q



      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
               For the period ended September 30, 2000

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


                                    INDEX

PART I - FINANCIAL INFORMATION                                    Page No.

 Item 1.  Financial Statements

          Balance Sheets - September 30, 2000 (unaudited)
           and December 31, 1999                                       1

          Statements of Operations -
           Three and Nine Months Ended September 30, 2000
            and 1999 (unaudited)                                       2

          Statement of Partners' Equity -
           Nine Months Ended September 30, 2000 (unaudited)            3

          Statements of Cash Flows-
           Nine Months Ended September 30, 2000
            and 1999 (unaudited)                                       4

          Notes to Financial Statements                                5

 Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                          6

PART II   OTHER INFORMATION

 Item 1.  Legal Proceedings                                            8

 Item 6.  Exhibits and Reports on Form 8-K                             8











                       PDC 1998-D LIMITED PARTNERSHIP
                    (A West Virginia Limited Partnership)

                               Balance Sheets

                  September 30, 2000 and December 31, 1999



 Assets
                                                   2000                1999
                                                                 (Unaudited)

Current assets:
 Cash                                          $      7,678        $   8,038
 Accounts receivable - oil and gas revenues         313,403          366,296
          Total current assets                      321,081         374,334

Oil and gas properties, successful
 efforts method                                  10,123,711       10,123,711
      Less accumulated depreciation, depletion,
        and amortization                          1,799,925       1,134,611
                                                               8,323,786     8,989,100

                                                             $ 8,644,867   $ 9,363,434

      Current Liabilities and Partners' Equity

Current liabilities:
      Accrued expenses                          $    12,438     $    34,302
                    Total current liabilities        12,438          34,302


Partners' Equity                                  8,632,429       9,329,132

                                                             $ 8,644,867   $ 9,363,434

See accompanying notes to financial statements.









                                     -1-
PDC 1998-D LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Statements of Operations

Three months and Nine months ended September 30, 2000 and 1999
                                  (Unaudited)

                                        Three Months Ended  Nine Months Ended
                                           September 30,     September 30,
                                        2000         1999     2000    1999
Revenues:
     Sales of oil and gas          $  463,858   $  377,280 $1,694,224  $580,986
     Transportation fee                 2,187         -        6,574       -
                                      466,045      377,280  1,700,798   580,986

Expenses:
     Exploratory dry hole costs         -             -    -          1,357,054
     Lifting cost                     196,010      104,246   712,073    164,413
     Direct administrative cost            11         -           11         25
     Depreciation, depletion,
      and amortization                206,194      293,009   665,314    488,284
                                      402,215      397,255 1,377,398  2,009,776
     Net income (loss)             $   63,830   $  (19,975)$  323,400$(1,428,790)

     Net income (loss) per limited
     and additional general
     partner unit                  $       50   $      (16)$     252 $    (1,114)


See accompanying notes to financial statements.

















                                        -2-
                          PDC 1998-D LIMITED PARTNERSHIP
                       (A West Virginia Limited Partnership)

                           Statement of Partners' Equity

                       Nine months ended September 30, 2000
                                    (Unaudited)



                                Limited and
                                additional       Managing
                                general partners general partner   Total

Balance, December 31, 1999        $ 7,463,305     $1,865,827    $ 9,329,132

Distributions to partners            (816,084)      (204,019)  (1,020,103)
Net income                            258,722         64,678       323,400

     Balance, September 30, 2000  $ 6,905,943     $1,726,486   $ 8,632,429


See accompanying notes to financial statements.


























                                        -3-
                          PDC 1998-D LIMITED PARTNERSHIP
                       (A West Virginia Limited Partnership)

                             Statements of Cash Flows

                   Nine months ended September 30, 2000 and 1999
                                    (Unaudited)

                                                   2000       1999


Cash flows from operating activities:
 Net income (loss)                             $   323,400 $(1,428,790)
 Adjustments to reconcile net income
  (loss) to net cash provided
  from operating activities:
     Exploratory dry hole costs                        -     1,357,054
     Depreciation, depletion,
          and amortization                         665,314     488,284
     Changes in operating assets
          and liabilities:
     Decrease (increase) in accounts
          receivable - oil and gas revenues         52,893    (250,614)
     Decrease in accrued expenses                  (21,864)    (12,860)
          Net cash provided
          from operating activities              1,019,743     153,074

Cash flows from financing activities:
 Distributions to Partners                      (1,020,103)   (165,969)
          Net cash used by
          financing acitivities                 (1,020,103)   (165,969)

Net change in cash                                    (360)    (12,895)
Cash at beginning of period                          8,038      20,000
Cash at end of period                          $     7,678   $   7,105


See accompanying notes to financial statements.











                                        -4-
                          PDC 1998-D LIMITED PARTNERSHIP
                       (A West Virginia Limited Partnership)

                          Notes to Financial Statements
                                    (Unaudited)


1.Accounting Policies

Reference is hereby made to the Partnership's Annual Report on Form
   10-K for 1999, which contains a summary of significant accounting policies followed by the Partnership in the preparation of its financial statements. These policies were also followed in preparing the quarterly report included herein.

2.Basis of Presentation

The Management of the Partnership believes that all adjustments
   (consisting of only normal recurring accruals) necessary to a fair statement of the results of such periods have been made. The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

3.Oil and Gas Properties

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

             The Partnership began exploration and development activities subsequent to the funding of the Partnership and completed well drilling activities by March 31, 1999. Nintey-seven wells were drilled, of which eighty-nine were completed as producing wells.

             Operations will be conducted with available funds and revenues generated from oil and gas activities. No bank borrowings are anticipated.

             The Partnership had net working capital at September 30, 2000 of $308,643.

             The Partnership's revenues from oil and gas will be affected by changes in prices. As a result of changes in federal regulations, gas prices are highly dependent on the balance between supply and demand. The Partnership's gas sales prices are subject to increase and decrease based on various market sensitive indices.

        Results of Operations

        Three Months Ended September 30, 2000

             Revenue and expenses during the third quarter of 2000 include natural gas sales and related expenses for all of the Partnership's wells. During the same period in 1999 all of the wells were not yet turned into line and producing for the entire quarter. While the Partnership experienced net income of $63,830, depreciation, depletion and amortization is a non-cash expense and therefore the Partnership distributed $289,348 to the partners during the third quarter of 2000.

        Nine Months Ended September 30, 2000 Compared with 1999

             Revenue and expenses during the first nine months of 2000 include natural gas sales and related expenses for all of the Partnership's wells. During the same period in 1999 all of the wells were not turned into line and producing for the entire period. While the Partnership experienced net income of $323,400, depreciation, depletion, and amortization is a non-cash expense and therefore the Partnership distributed $1,020,103 to the partners during the first nine months of 2000.







-6-

        New Accounting Standard

             Statement of Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No.
        133), was issued by the Financial Accounting Standards Board in June, 1998. Statement 133 standardized the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. SFAS No. 133 which was amended by SFAS 138 is effective for years beginning after June 15, 2000; however, early adoption is permitted.
        On adoption, the provisions of SFAS No. 133 must be applied prospectively. At the present time, the Partnership cannot determine the impact that SFAS No. 133 will have on its financial statements upon adoption, as such impact will be based on the extent of derivative instruments, such as natural gas futures and option contracts, outstanding at the date of adoption.












































-7-
CONFORMED COPY

                                PART II - OTHER INFORMATION


Item 1. Legal Proceedings

             None.

Item 6.  Exhibits and Reports on Form 8-K

             (a) None.

             (b) No reports on Form 8-K have been filed during the quarter ended
                 September 30, 2000.



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


                                   PDC 1998-D Limited Partnership
                                     (Registrant)
                                     By its Managing General
                                     Partner Petroleum
                                     Development Corporation




Date:  November 1, 2000                /s/ Steven R. Williams
                                           Steven R. Williams
                                              President


Date:  November 1, 2000                /s/ Dale G. Rettinger
                                           Dale G. Rettinger
                                        Executive Vice President
                                            and Treasurer