Form 10-Q
period 2001-06-30
PDC 1998-D LTD PARTNERSHIP
filed 2001-08-14
CIK 1080504

CONFORMED COPY





                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q



           [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                    the Securities and Exchange Act of 1934
                      For the period ended June 30, 2001

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


                                     INDEX



PART I - FINANCIAL INFORMATION                                    Page No.

  Item 1.  Financial Statements

           Balance Sheets - June 30, 2001 (unaudited)
            and December 31, 2000                                      1

           Statements of Operations -
            Three and Six Month Ended June 30,
            2001 and 2000 (unaudited)                                  2

           Statement of Partners' Equity and Comprehensive Income -
            Six Months Ended June 30, 2001 (unaudited)                 3

           Statements of Cash Flows-
            Six Months Ended June 30, 2001 and 2000 (unaudited)        4

           Notes to Financial Statements                               5 & 6

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         7

  Item 3.  Quantitative and Qualititive Disclosure About
           Market Rate Risk                                            7

PART II    OTHER INFORMATION

  Item 1.  Legal Proceedings                                           8

  Item 6.  Exhibits and Reports on Form 8-K                            8












                        PDC 1998-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                                Balance Sheets

                      June 30, 2001 and December 31, 2000



           Assets
                                                   2001                2000
                                                (Unaudited)

Current assets:
  Cash                                         $      2,678           9,806
  Accounts receivable - oil and gas revenues        669,955         436,358
           Total current assets                     672,633         446,164

Oil and gas properties, successful
  efforts method                                 10,123,711      10,123,711
      Less accumulated depreciation, depletion
        and amortization                          2,550,739       2,134,423
                                                  7,572,972       7,989,288

                                                $ 8,245,605       8,435,452

           Current Liabilities and Partners' Equity

Current liabilities:
  Accrued expenses                              $    70,253          31,971
           Total current liabilities                 70,253          31,971


Partners' Equity                                  8,175,352       8,403,481

                                                $ 8,245,605       8,435,452

See accompanying notes to financial statements.

                        PDC 1998-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                           Statements of Operations

           Three months and Six months ended June 30, 2001 and 2000
                                  (Unaudited)

                                             Three Months Ended        Six Months Ended
                                                  June 30,                 June 30,
                                            2001         2000          2001         2000


Revenues:
  Sales of oil and gas                   $ 701,515  $  518,315    $1,521,048    $1,230,366
  Interest                                   2,111       4,387         4,438         4,387
                                           703,626     522,702     1,525,486     1,234,753

Expenses:
  Lifting cost                             207,914     229,700       425,261       516,063
  Direct administrative cost                    48        -               48          -
  Depreciation, depletion,
   and amortization                        204,676     194,558       416,316       459,120
                                           412,638     424,258       841,625       975,183

     Net income                          $ 290,988  $   98,444    $  683,861    $  259,570

     Net income per limited and
      additional general partner unit    $     227  $       76    $      533    $     202


See accompanying notes to financial statements.

                              PDC 1998-D LIMITED PARTNERSHIP
                           (A West Virginia Limited Partnership)

                  Statement of Partners' Equity and Comprehensive Income

                              Six months ended June 30, 2001
                                        (Unaudited)

                                  Limited and               Accumulated
                                  additional    Managing    other
                                  general       general     Comprehensive
                                  partners      partner     Income         Total

Balance, December 31, 2000       $6,722,782   1,680,699          -     8,403,481

Distributions to partners          (745,709)   (186,426)         -      (932,135)

Comprehensive income:
 Net income                         547,089     136,772                  683,861
 Opening balance of accumulated
  net loss on cash flow hedges
  upon adoption of FASB 133 on
  January 1, 2001                                          (1,618,538)
 Change in fair value of out-
  standing hedging positions                                1,078,606
 Less reclassification
  adjustments for settled
  contracts included in net
  income                                                      560,077
 Closing balance of accumulated
  net gain on cash flow
  hedges                                                       20,145     20,145
Comprehensive income                                                     704,006

Balance, June 30, 2001           $6,524,162   1,631,045        20,145  8,175,352




See accompanying notes to financial statements.

                              PDC 1998-D LIMITED PARTNERSHIP
                           (A West Virginia Limited Partnership)

                                 Statements of Cash Flows

                          Six months ended June 30, 2001 and 2000
                                        (Unaudited)

                                                         2001            2000




Cash flows from operating activities:
      Net income                                     $ 683,861      $  259,570
      Adjustments to reconcile net income
        to net cash provided from operating activities:
          Depreciation, depletion and amortization     416,316         459,120
          Changes in operating assets and liabilities:
          Decrease (increase) in accounts receivable -
           oil and gas revenues                       (213,452)         22,459
          Increase (decrease) in accrued expenses       38,282         (11,337)
               Net cash provided by
               operating activities                    925,007         729,812

Cash flows from financing activities:
      Distributions to partners                       (932,135)       (730,755)
               Net cash used by
               financing activities                   (932,135)       (730,755)


Net change in cash                                     (7,128)            (943)
Cash at beginning of period                              9,806           8,038
Cash at end of period                               $    2,678      $    7,095

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

2.  Basis of Presentation

    The Management of the Partnership believes that all adjustments (consisting of only normal recurring accruals) necessary to a fair statement of the results of such periods have been made. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

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

    Statement of Financial Accounting Standards No. 133 and No. 138, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133/138), was issued by the Financial Accounting Standards Board. SFAS No. 133/138 standardized the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. The Partnership adopted the provisions of the SFAS 133/138 effective January 1, 2001. The natural gas futures and options are derivatives pursuant to SFAS 133/138. The Partnership's derivatives are treated as hedges of committed and/or anticipated transactons and have a total estimated fair value of $20,145 on June 30, 2001. On adoption of this Statement on January 1, 2001, the Partnership recorded a net transition adjustment of ($1,618,538) which was recorded in accumulated other comprehensive income (AOCI). During the three and six months ended June 30, 2001, the Partnership reclassified ($61,012) and $560,077, respectively, from AOCI into oil and gas sales relating to settled contracts.
                                    -5-
                      PDC 1998-D LIMITED PARTNERSHIP
                   (A West Virginia Limited Partnership)

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

5.  Comprehensive Income

    Comprehensive income includes net income and certain items recorded directly to partner's equity and classified as Other Comprehensive Income. The Company recorded Other Comprehensive Income for the first time in the first quarter of 2001. Other Comprehensive Income was $227,534 and $20,145 for the three and six months ended June 30, 2001, respectively.

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

       The Partnership had net working capital at June 30, 2001 of $602,380.

       The Partnership's revenues from oil and gas will be affected by changes in prices. As a result of changes in federal regulations, gas prices are highly dependent on the balance between supply and demand. The Partnership's gas sales prices are subject to increase and decrease based on various market sensitive indices.

  Results of Operations

  Three Months Ended June 30, 2001 Compared with 2000

       Natural gas sales increased approximately 35.3% during the second quarter of 2001 compared with the same period in 2000 primarily due to higher average sales prices offset in part by lower sales volumes of natural gas. While the Partnership experienced a modest net income, depreciation, depletion and amortization is a non-cash expense and therefore the Partnership distributed $509,034 to the partners during the second quarter of 2001.

                                    -6-
                      PDC 1998-D LIMITED PARTNERSHIP
                   (A West Virginia Limited Partnership)

                      Notes to Financial Statements
                                (Unaudited)

  Six Months Ended June 30, 2001 Compared with 2000

       Natural gas sales increased approximately 23.6% during the first six months of 2001 compared with the same period in 2000 primarily due to higher average sales prices offset in part by lower sales volumes. While the Partnership experienced a modest net income, depreciation, depletion and amortization is a non-cash expense and therefore the Partnership distributed $932,135 to the partners during the first six months of 2001.

Item 3.    Quantitative and Qualititive Disclosure About Market Rate Risk

  Commodity Price Risk

       The Managing General Partner utilizes commodity-based derivative instruments as hedges to manage a portion of the Partnership's exposure to price risk from its natural gas sales. These instruments consist of NYMEX-traded natural gas futures contracts and option contracts. These hedging arrangements have the effect of locking in for specified periods (at predetermined prices or ranges of prices) the prices the Partnership will receive for the volume to which the hedge relates. As a result, while these hedging arrangements are structured to reduce the Partnership's exposure to decreases in price associated with the hedging commodity, they also limit the benefit the Partnership might otherwise have received from price increases associated with the hedged commodity. The Partnership's policy prohibits the use of natural gas future and option contracts for speculative purposes. As of June 30, 2001, the Managing General Partner had entered into a series of natural gas future contracts and options contracts. Open future contracts maturing in 2001 are for the sale of 51,435 dt of natural gas with a weighted average price of $3.94 dt resulting in a total contract amount of $202,620, and a fair market value of $20,145. Open option contracts maturing in 2001 are for the sale of 160,020 dt with a weighted average floor price of $3.75 dt.

























                                    -7-


                                                           CONFORMED COPY

                       PART II - OTHER INFORMATION


Item 1.    Legal Proceedings

       None.

Item 6.  Exhibits and Reports on Form 8-K

       (a) None.

       (b) No reports on Form 8-K have been filed during the quarter ended June 30, 2001.



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


                                            PDC 1998-D Limited Partnership

                                                    (Registrant)

                                            By its Managing General Partner
                                            Petroleum Development Corporation




Date:  August 14, 2001                        /s/ Steven R. Williams
                                                  Steven R. Williams
                                                     President


Date:  August 14, 2001                        /s/ Dale G. Rettinger
                                                  Dale G. Rettinger
                                               Executive Vice President
                                                   and Treasurer

















                                    -8-