Form 10-Q
period 2001-09-30
PDC 1998-D LTD PARTNERSHIP
filed 2001-11-13
CIK 1080504

CONFORMED COPY





	QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934

	UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q



	[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
	For the period ended September 30, 2001

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



	PDC 1998-D LIMITED PARTNERSHIP
	(A West Virginia Limited Partnership)


	INDEX



PART I - FINANCIAL INFORMATION						Page No.

	Item 1.  Financial Statements

		Balance Sheets - September 30, 2001 (unaudited)
		 and December 31, 2000 							1

		Statements of Operations -
		 Three and Nine Month Ended September 30,
		 2001 and 2000 (unaudited)						2

		Statement of Partners' Equity and Comprehensive Income -
		 Nine Months Ended September 30, 2001 (unaudited)		3

		Statements of Cash Flows-
		 Nine Months Ended September 30, 2001 and 2000 (unaudited)	4

		Notes to Financial Statements						5

	Item 2.	Management's Discussion and Analysis of Financial
		Condition and Results of Operations					6

	Item 3.	Quantitative and Qualitative Disclosure About
		Market Rate Risk								7

PART II	OTHER INFORMATION

	Item 1.	Legal Proceedings							8

	Item 6.	Exhibits and Reports on Form 8-K				8













	PDC 1998-D LIMITED PARTNERSHIP
	(A West Virginia Limited Partnership)

	Balance Sheets

	September 30, 2001 and December 31, 2000





		Assets
										2001    	2000
			                                (Unaudited)

Current assets:
	Cash                          			$      4,619	 9,806
	Accounts receivable - oil and gas revenues	     465,820     436,358
	  	Total current assets				     470,439     446,164

Oil and gas properties, successful
	efforts method						  10,123,711  10,123,711
      Less accumulated depreciation, depletion
        and amortization	 				   2,746,167   2,134,423
			 						   7,377,544   7,989,288

									 $ 7,847,983   8,435,452

		Current Liabilities and Partners' Equity

Current liabilities:
	Accrued expenses                     		$     22,958      31,971
		Total current liabilities				22,958	31,971


Partners' Equity	  						   7,825,025   8,403,481

									$  7,847,983   8,435,452

See accompanying notes to financial statements.

	PDC 1998-D LIMITED PARTNERSHIP
	(A West Virginia Limited Partnership)

	Statements of Operations

	Three months and Nine months ended September 30, 2001 and 2000
	(Unaudited)

						   	Three Months Ended 	 Nine Months Ended
						 	   September  30,    	    September 30,
							  2001   	  2000  	   2001  	  2000


Revenues:
	Sales of oil and gas			$ 549,887 	$  463,858 	$2,070,935 	$1,694,224
	Interest  	   				    1,979 	     2,187 	     6,417 	     6,574
			 			 	  551,866 	   466,045 	 2,077,352 	 1,700,798

Expenses:
	Lifting cost				  185,808 	   196,010 	   611,069 	   712,073
	Direct administrative cost			 40 	   	  11	  	  88 		  11
	Depreciation, depletion,
	 and amortization	 			  195,428 	   206,194 	   611,744 	   665,314
				 			  381,276 	   402,215   1,222,901 	 1,377,398

		Net income 				$ 170,590 	$   63,830 	$  854,451 	$  323,400

		Net income per limited and
		 additional general
		 partner unit			$     133 	$       50 	$      666 	$     252


See accompanying notes to financial statements.

	PDC 1998-D LIMITED PARTNERSHIP
	(A West Virginia Limited Partnership)

	Statement of Partners' Equity and Comprehensive Income

	Nine months ended September 30, 2001
	(Unaudited)

							Limited and		Accumulated
							additional	Managing	other
							general	general 	Comprehensive
							partners	partner 	Income	  Total

Balance, December 31, 2000			$6,722,782 	 1,680,699 	-     	 8,403,481

Distributions to partners	  		(1,168,462)	  (292,113)	 -		(1,460,575)

Comprehensive income:
 Net income						   683,561 	   170,890 			   854,451
 Opening balance of accumulated
  net loss on cash flow hedges
  upon adoption of FASB 133 on
  January 1, 2001									(1,618,538)
 Change in fair value of out-
  standing hedging positions							 1,125,645
 Less reclassification
  adjustments for settled
  contracts included in net
  income				 						   520,561
 Closing balance of accumulated
  net gain on cash flow
  hedges				  						    27,668     27,668
Comprehensive income	          	          	          	 			  882,119

Balance, September 30, 2001			$6,237,881 	1,559,476 	    27,668  7,825,025




See accompanying notes to financial statements.

	PDC 1998-D LIMITED PARTNERSHIP
	(A West Virginia Limited Partnership)

	Statements of Cash Flows

	Nine months ended September 30, 2001 and 2000
	(Unaudited)

									2001  	  2000




Cash flows from operating activities:
	Net income 							$ 854,451 	$  323,400
	Adjustments to reconcile net income
	  to net cash provided from operating activities:
	    Depreciation, depletion and amortization	  611,744 	   665,314
	    Changes in operating assets and liabilities:
	    (Increase) decrease increase in
	     accounts receivable - oil and gas revenues	   (1,794)	    52,893
	    Decrease in accrued expenses			   (9,013)	   (21,864)
		Net cash provided from
		operating activities				1,455,388  	 1,019,743

Cash flows from financing activities:
	Distributions to partners			     (1,460,575)	(1,020,103)
		Net cash used in
		financing activities			     (1,460,575)	(1,020,103)


Net change in cash						   (5,187) 	      (360)
Cash at beginning of period					    9,806 	     8,038
Cash at end of period						$   4,619 	$    7,678

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

	The Management of the Partnership believes that all adjustments (consisting of only normal recurring accruals) necessary to a fair statement of the results of such periods have been made. The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

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

	Statement of Financial Accounting Standards No. 133 and
No. 138, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133/138), was issued by the Financial Accounting Standards Board. SFAS No. 133/138 standardized the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. The Partnership adopted the provisions of the SFAS 133/138 effective January 1, 2001. The natural gas futures and options are derivatives pursuant to SFAS 133/138. The Partnership's derivatives are treated as hedges of committed and/or anticipated transactions and have a total estimated fair value of $27,668 on September 30, 2001. On adoption of this Statement on January 1, 2001, the Partnership recorded a net transition adjustment of ($1,618,538) which was recorded in accumulated other comprehensive income (AOCI).
During the three and nine months ended September 30, 2001, the Partnership reclassified ($39,516) and $520,561, respectively, from AOCI into oil and gas sales relating to settled contracts.

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

	Comprehensive income includes net income and certain items recorded directly to partner's equity and classified as Other Comprehensive Income. The Company recorded Other Comprehensive Income for the first time in the first quarter of 2001. Other Comprehensive Income was $7,523 and $27,668 for the three and nine months ended September 30, 2001, respectively.

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

		The Partnership began exploration and development activities subsequent to the funding of the Partnership and completed well drilling activities by March 31, 1999. Ninety-seven wells have been drilled, of which ninety have been completed as producing wells.

		Operations will be conducted with available funds and revenues generated from oil and gas activities. No bank borrowings are anticipated.

		The Partnership had net working capital at September 30, 2001 of $447,481.

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

	PDC 1998-D LIMITED PARTNERSHIP
	(A West Virginia Limited Partnership)

	Notes to Financial Statements
	(Unaudited)

	Results of Operations

	Three Months Ended September 30, 2001 Compared with 2000

		Natural gas sales increased approximately 18.5% during the third quarter of 2001 compared with the same period in 2000 primarily due to higher average sales prices offset in part by lower sales volumes of natural gas. While the Partnership experienced a modest net income, depreciation, depletion and amortization is a non-cash expense and therefore the Partnership distributed $528,440 to the partners during the third quarter of 2001.

	Nine Months Ended September 30, 2001 Compared with 2000

		Natural gas sales increased approximately 22.2% during the first nine months of 2001 compared with the same period in 2000 primarily due to higher average sales prices offset in part by lower sales volumes. While the Partnership experienced a modest net income, depreciation, depletion and amortization is a non-cash expense and therefore the Partnership distributed $1,460,575 to the partners during the first nine months of 2001.

New Accounting Standard

		In June, 2001, the Financial Accounting Board Issued SFAS No. 143, "Accounting for Asset Retirement Obligations". The pronouncement is effective for the Partnership's year beginning January 1, 2003. At the present time, the Partnership has not determined the impact SFAS No. 143 will have on its financial statements upon adoption.


Item 3.	Quantitative and Qualitative Disclosure About Market Rate Risk

	Commodity Price Risk

		The Managing General Partner utilizes commodity-based derivative instruments as hedges to manage a portion of the Partnership's exposure to price risk from its natural gas sales. These instruments consist of NYMEX-traded natural gas futures contracts and option contracts. These hedging arrangements have the effect of locking in for specified periods (at predetermined prices or ranges of prices) the prices the Partnership will receive for the volume to which the hedge relates. As a result, while these hedging arrangements are structured to reduce the Partnership's exposure to decreases in price associated with the hedging commodity, they also limit the benefit the Partnership might otherwise have received from price increases associated with the hedged commodity. The Partnership's policy prohibits the use of natural gas future and option contracts for speculative purposes. As of September 30, 2001, the Managing General Partner had entered into a series of natural gas future contracts and options contracts. Open future contracts maturing in 2001 are for the sale of 16,871 dt of natural gas with a weighted average price of $3.47 dt resulting in a total contract amount of $58,542. Open option contracts maturing in 2001 are for the sale of 39,365 dt with a weighted average floor price of $3.75 dt. The estimated fair market value of both the future contracts and the options is $27,668 as of September 30, 2001.

	CONFORMED COPY

	PART II - OTHER INFORMATION


Item 1.	Legal Proceedings

		None.

Item 6.  Exhibits and Reports on Form 8-K

		(a) None.

		(b) No reports on Form 8-K have been filed during the
		    quarter ended September 30, 2001.



	SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


				PDC 1998-D Limited Partnership
				        (Registrant)

				By its Managing General Partner
				Petroleum Development Corporation




Date:  November 13, 2001	  /s/ Steven R. Williams
				      	Steven R. Williams
				         	President


Date:  November 13, 2001	  /s/ Dale G. Rettinger
  				  		Dale G. Rettinger
				   		Executive Vice President
				       	and Treasurer