Form 10-K
period 2001-12-31
PDC 1998-D LTD PARTNERSHIP
filed 2002-03-27
CIK 1080504

CONFORMED COPY

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[]ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF

  THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2001

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

     Since the commencement of operations on December 31, 1998, the Partnership has been engaged in onshore, domestic gas exploration exclusively in the northern Appalachian and Michigan Basins. A total of 11 limited partners contributed initial capital of $330,000; a total of 1,045 additional general partners contributed initial capital of $20,195,261; and PDC (Managing General Partner) contributed $4,464,244 in capital as a participant in accordance with contribution provisions of the Limited Partnership Agreement (the Agreement).

     Under the terms of the Agreement, the allocation of revenues is as follows:

Allocation of Revenues

Additional General and Limited Partners	80%
==
Managing General Partner	20%
==

     Operating and direct costs are allocated and charged to the additional general and limited partners and the Managing General Partner in the same percentages as revenues are allocated. Leasehold, drilling and completion costs, and equipment costs are borne 80% by the additional general and limited partners and 20% by the Managing General Partner.

Employees

     The Partnership has no employees, however, PDC has approximately 90 employees which include a staff of geologists, petroleum engineers, landmen and accounting personnel who administer all of the Partnership's operations.

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

Derivatives and Hedging Activities

     The Managing General Partner utilizes commodity based derivative instruments as hedges to manage a portion of the Partnership's exposure to price volatility stemming from natural gas production. These instruments consist of natural gas futures and option contracts traded on the New York Mercantile Exchange. The futures and option contracts hedge committed and anticipated natural gas purchases, generally forecasted to occur within a 12 month period. The Managing General Partner does not hold or issue derivatives for trading or speculative purposes and permits utilization of hedges only if there is an underlying physical position.

     The Managing General Partner has extensive experience with the use of financial hedges to reduce the risk and impact of natural gas price changes. These hedges are used to "lock in" fixed prices from time to time for the Managing General Partner and its various limited partnerships' share of production. In order for future contracts to serve as effective hedges, there must be sufficient correlation to the underlying hedged transaction. While hedging can help provide price protection if spot prices drop, hedges can also limited upside potential.

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

ITEM 2. PROPERTIES.

Drilling Activity

     The following table sets forth the results of drilling activity from December 31, 1998 (date of inception) to December 31, 2001, of the Partnership which was conducted in the Continental United States.

Development Wells
	Gross			Net
	Productive	Dry	Total	Productive	Dry	Total
P Period Ended December 31, 2001	89	8	97	65.81	7.57	73.38
	==	=	==	====	====	====

     The Partnership drilled three dry exploratory wells (2.69 net), two in Colorado and one in Michigan. No additional drilling activity is planned.

Summary of Productive Wells

     The table below shows the number of the Partnership's gross and net wells by state as of December 31, 2001.

	Natural Gas Wells
Location	Gross	Net
Michigan	37	15.02
Pennsylvania	42	40.83
West Virginia	10	9.96
Total	89	65.81
	==	=====

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND SECURITY HOLDER MATTERS.

     At December 31, 2001, PDC 1998-D Limited Partnership had one Managing General Partner, 11 Limited Partners who fully paid for 16.5 units at $20,000 per unit of limited partnership interests and a total of 1,045 Additional General Partners who fully paid for 1,009.76305 units at $20,000 per unit of additional general partnership interests. No established public trading market exists for the interests.

     Limited and additional general partnership interests are transferable, however no assignee of an interest in the Partnership can become a substituted partner without the written consent of the transferor and the Managing General Partner.

ITEM 6. SELECTED FINANCIAL DATA.

     The selected financial data presented below has been derived from audited financial statements of the Partnership appearing elsewhere herein.
	Year Ended December 31,
	2001	2000	1999
Oil and Gas Sales	$2,568,583	2,230,480	1,192,967
Costs and Expenses	1,684,808	1,849,000	13,697,791
Net Income (Loss)	891,733	390,176	(12,503,892)
Allocation of Net Loss:
Managing General Partner	178,347	78,035	(2,500,778)
Limited and Additional General Partners	713,386	312,141	(10,003,114)
Per Limited and Additional General Partner Unit	695	304	(9,747)
Total Assets	7,489,808	8,435,452	9,363,434
Distributions:
Managing General Partner	367,157	263,165	94,041
Limited and Additional
General Partners	1,468,640	1,052,662	376,166

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

          AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

     The Partnership was funded with initial Limited and Additional General Partner contributions of $20,525,261 and the Managing General Partner contributed $4,464,244 in accordance with the Agreement. Syndication and management fee costs of $2,668,284 were incurred leaving available cash of $22,321,221 for Partnership activities.

     The Partnership began exploration and development activities subsequent to the funding of the Partnership and completed these activities by December 31, 1999. Ninety-seven wells have been drilled, eighty-nine of which have been completed as producers. No additional wells will be drilled.

     The Partnership had working capital at December 31, 2001 of $335,298.

     Operations are expected to be conducted with available funds and revenues generated from oil and gas activities. No bank borrowings are anticipated.

Results of Operations

2001 Compared to 2000

Oil and gas sales increased 15% in 2001 compared to 2000 due to higher average sales prices of natural gas offset by decreased sales volumes. Cash distributions increased from $1,315,827 in 2000 to $1,835,797 in 2001.

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

Critical Accounting Policies

      Certain accounting policies are very important to the portrayal of the Partnership's financial condition and results of operations and require management's most subjective or complex judgments. The policies are as follows:

Impairment of Long-Lived Assets

The Partnership assesses impairment of capitalized costs of proved oil and gas properties by comparing net capitalized costs to undiscounted future net cash flows on a field-by-field basis using expected prices. Prices utilized in each year's calculation for measurement purposes and expected costs are held constant throughout the estimated life of the properties. If net capitalized costs exceed undiscounted future net cash flow, the measurement of impairment is based on estimated fair value which would consider future discounted cash flows.

     The judgments used in applying the above policies are based on management's evaluation of the relevant facts and circumstances as of the date of the financial statements. Actual results may differ from those estimates. See additional discussions in this Management's Discussion and Analysis.

New Accounting Standards

Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") were issued in July 2001. SFAS No. 141 requires that all business combinations entered into subsequent to June 30, 2001 be accounted for under the purchase method of accounting and establishes specific criteria for the recognition of intangible assets separately from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual value, and subsequently reviewed for impairment. The Partnership does not believe that the adoption of these statements will have a material effect on its financial position, results of operations, or cash flows.

     In June 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 requires the Partnership to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Partnership also records a corresponding asset which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Partnership is required to adopt SFAS No. 143 on January 1, 2003. At this time, the Partnership cannot reasonably estimate the effect of the adoption of this Statement on either its financial position, results of operations, or cash flows.

     In August, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Partnership is required to adopt SFAS No. 144 on January 1, 2002. The Partnership does not believe that the adoption of this statement will have a material effect on its financial position, results of operations or cash flows.

Item 7.a.  Quantitative and Qualitative Disclosure About Market Risk.

Market-Sensitive Instruments and Risk Management

     The Partnership's primary market risk exposure is commodity price risk. This exposure is discussed in detail below:

Commodity Price Risk

     The Managing General Partner of the Partnership utilizes commodity-based derivative instruments as hedges to manage a portion of the Partnership's exposure to price risk from its natural gas sales. These instruments consist of NYMEX-traded natural gas futures contracts and option contracts. These hedging arrangements have the effect of locking in for specified periods (at predetermined prices or ranges of prices) the prices the Partnership will receive for the volume to which the hedge relates. As a result, while these hedging arrangements are structured to reduce the Partnership's exposure to decreases in price associated with the hedging commodity, they also limit the benefit the Partnership might otherwise have received from price increases associated with the hedged commodity. The Partnership's policy prohibits the use of natural gas future and option contracts for speculative purposes. As of December 31, 2001, the Partnership had no future contracts or options. As of December 31, 2000, the Partnership had entered into a series of natural gas future contracts and option contracts. Open future contracts maturing in 2001 were for the sale of 376,330 dt of natural gas with a weighted average price of $2.98 dt resulting in a total contract amount of $1,121,650, and a fair market value of $(1,451,573). Open option contracts maturing in 2001 were for the sale of 501,773 dt with a weighted average floor price of $3.68 dt and a fair value of $(166,965).

Disclosure of Limitations

     As the information above incorporates only those exposures that exist at December 31, 2001, it does not consider those exposures or positions which could arise after that date. As a result, the Partnership's ultimate realized gain or loss with respect to commodity price fluctuations will depend on the exposures that arise during the period, the Partnership's hedging strategies at the time and commodity prices at the time.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

     The response to this Item is set forth herein in a separate section of this Report, beginning on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

      FINANCIAL DISCLOSURE.

      NONE.

Part III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

     The Partnership has no directors or executive officers. The Partnership is managed by Petroleum Development Corporation (the Managing General Partner). Petroleum Development Corporation's common stock is traded in the NASDAQ National Market and Form 10-K for 2001 has been filed with the Securities and Exchange Commission.

ITEM 11. MANAGEMENT REMUNERATIONS AND TRANSACTIONS.

      NON-APPLICABLE.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      NON-APPLICABLE.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Pursuant to the authorization contained in the Limited Partnership Agreement, PDC receives fees for services rendered and reimbursement of certain expenses from the Partnership. The following table presents compensation or reimbursements by the Partnership to PDC or other related parties for the periods listed below:
	Year Ended December 31,
	2001	2000	1999
Lifting costs	793,214	822,203	356,464
Tax return preparation	8,805	11,630	8,960
Direct administrative cost	2,239	2,067	2,971

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
March 27, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ James N. Ryan James N. Ryan	Chairman, Chief Executive Officer and Director	March 27, 2002

/s/ Steven R. Williams Steven R. Williams	President and Director	March 27, 2002

/s/ Dale G. Rettinger Dale G. Rettinger	Executive Vice President, Treasurer and Director (principal financial and accounting officer)	March 27, 2002

/s/ Roger J. Morgan Roger J. Morgan	Secretary and Director	March 27, 2002

PDC 1998-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Financial Statements for Annual Report

on Form 10-K to Securities and Exchange

Commission

Years Ended December 31, 2001, 2000 and 1999

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PDC 1998-D Limited Partnership as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years ended December 31, 2001, 2000 and 1999, in conformity with with accounting principles generally accepted in the United States of America

As discussed in note 1 to the financial statements, the Partnership changed its method of accounting for derivative instruments and hedging activities in 2001.

KPMG LLP

Pittsburgh, Pennsylvania

March 11, 2002

PDC 1998-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Balance Sheets

December 31, 2001 and 2000

Assets	2001	2000

Current assets:
Cash	$ 6,101	9,806
Accounts receivable - oil and gas revenues	359,588	436,358
Total current assets	365,689	446,164

Oil and gas properties, successful efforts method (Note 5):	10,123,711	10,123,711
Less accumulated depreciation, depletion, and amortization	2,999,592	2,134,423
	7,124,119	7,989,288

	$7,489,808	8,435,452
	=========	=========
Current Liabilities and Partners' Equity

Current liabilities:
Accrued expenses	$ 30,391	31,971
Total current liabilities	30,391	31,971

Partners' equity	7,459,417	8,403,481

	$7,489,808	8,435,452
	=========	=========

See accompanying notes to financial statements.

PDC 1998-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statements of Operations

Years Ended December 31, 2001, 2000 and 1999

	2001	2000	1999
Revenues:
Sales of oil and gas	$2,568,583	2,230,480	1,192,967
Interest income	7,958	8,696	932
	2,576,541	2,239,176	1,193,899

Expenses (note 3):
Lifting cost	793,214	822,203	356,464
Independent audit fee	5,599	5,490	5,330
Franchise taxes	3,433	3,956	5,945
Tax return preparation	8,805	11,630	8,960
Direct administrative cost	2,239	2,067	2,971
Independent engineering cost	6,349	3,842	6,000
Exploratory dry hole cost	-	-	1,413,284
Loss on impairment of oil and gas properties	-	-	10,764,226
Depreciation, depletion and amortization	865,169	999,812	1,134,611
	1,684,808	1,849,000	13,697,791

Net income (loss)	$ 891,733	390,176	(12,503,892)

Net income (loss) per limited and additional general partner unit	$ 695	304	(9,747)
	=========	=========	=========

See accompanying notes to financial statements.

PDC 1998-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statements of Partners' Equity and Comprehensive Income

Years Ended December 31, 2001, 2000 and 1999

	Limited and additional general partners	Managing general partner	Accumulated Other Comprehensive Income	Total
Balance, December 31, 1998	$17,842,585	4,460,646		22,303,231

Distributions to partners	(376,166)	(94,041)		(470,207)
Net loss	(10,003,114)	(2,500,778)		(12,503,892)
Balance, December 31, 1999	7,463,305	1,865,827		9,329,132

Distributions to partners	(1,052,662)	(263,165)		(1,315,827)
Net income	312,141	78,035		390,176
Balance, December 31, 2000	$ 6,722,784	1,680,697		8,403,481

Distributions to partners	(1,468,640)	(367,157)		(1,835,797)

Comprehensive income:
Net income	713,386	178,347		891,733
Cumulative effect of change in accounting principle - January 1, 2001			(1,618,538)
Changes in fair value of outstanding hedging positions			821,042
Reclassification adjustment for settled contracts included in net income			797,496
Other comprehensive income			-	-
Comprehensive income				891,733

Balance, December 31, 2001	$5,967,530	1,491,887	-	7,459,417
	=========	=========	=========	=========

   See accompanying notes to financial statements.

PDC 1998-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statements of Cash Flows

Years Ended December 31, 2001, 2000 and 1999

	2001	2000	1999
Cash flows from operating activities:
Net income (loss)	$ 891,733	390,176	(12,503,892)
Adjustments to reconcile net income (loss) to net cash provided from operating activities:
Depreciation, depletion and amortization	865,169	999,812	1,134,611
Loss on impairment of oil and gas properties	-	-	10,764,226
Exploratory dry hole cost	-	-	1,413,284
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable - oil and gas revenues	76,770	(70,062)	(366,296)
(Decrease) increase in accrued expenses	(1,580)	(2,331)	16,312
Net cash provided from operating activities	1,832,092	1,317,595	458,245

Cash flows from financing activities:
Distributions to partners	(1,835,797)	(1,315,827)	(470,207)

Net cash (used by) provided from financing activities	(1,835,797)	(1,315,827)	(470,207)

Net (decrease) increase in cash	(3,705)	1,768	(11,962)
Cash at beginning of period	9,806	8,038	20,000
Cash at end of period	$ 6,101	$ 9,806	8,038
	==========	==========	=========

See accompanying notes to financial statements.

PDC 1998-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements

Years Ended December 31, 2001, 2000 and 1999

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

     Oil and Gas Properties

     The Partnership follows the successful efforts method of accounting for the cost of exploring for and developing oil and gas reserves. Under this method, costs of development wells, including equipment and intangible drilling costs related to both producing wells and developmental dry holes, and successful exploratory wells are capitalized and amortized on an annual basis to operations by the units-of-production method using estimated proved developed reserves determined at year end by the Managing General Partner's petroleum engineers at December 31, 2001, and by an independent petroleum engineer, Wright & Company, Inc. at December 31, 2000 and 1999. If a determination is made that an exploratory well has not discovered economically producible reserves, then its costs are expensed as dry hole costs.

     The Partnership assesses impairment of capitalized costs of proved oil and gas properties by comparing net capitalized costs to undiscounted future net cash flows on a field-by-field basis using expected prices. Prices utilized in each year's calculation for measurement purposes and expected costs are held constant throughout the estimated life of the properties. If net capitalized costs exceed undiscounted future net cash flow, the measurement of impairment is based on estimated fair value which would consider future discounted cash flows. During 1999 the loss on impairment of oil and gas properties as reflected in the Statement of Operations amounted to $10,764,226.

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

(Continued)

PDC 1998-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements, Continued

     Derivatives Financial Instruments

The Managing General Partner utilizes commodity based derivative instruments as hedges to manage a portion of the Partnership's exposure to price volatility stemming from natural gas production. These instruments consist of natural gas futures and option contracts traded on the New York Mercantile Exchange. The futures and option contracts hedge committed and anticipated natural gas sales generally forecasted to occur within a 12 month period. The Managing General Partner does not hold or issue derivatives for trading or speculative purposes.

     As of December 31, 2001, the Partnership had no future contracts or options contracts for the sale of natural gas.

     All derivatives are recognized on the Partnership's balance sheet at their fair value. On the date the derivative contract is entered into, the Managing General Partner designates the derivative as either a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge), or a non-hedging derivative. The Managing General Partner formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash-flow hedges to specific firm commitments or forecasted transactions. The Managing General Partner also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Partnership discontinues hedge accounting prospectively. No hedging activities were discontinued during 2001.

     Changes in fair value of a derivative that is highly effective and that is designated and qualifies as a cash-flow hedge are recorded in accumulated other comprehensive income, until earnings are affected by the variability in cash flows of the designated hedged item. Changes in the fair value of non-hedging derivatives are reported in current-period earnings. The Partnership discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the cash flows of the hedged item, the derivative expires or is sold, terminated, or exercised. Additionally, if the derivative is dedesignated as a hedging instrument, because it is unlikely that a forecasted transaction will occur, a hedged firm commitment no longer meets the definition of a firm commitment, or management determines that designation of the derivative as a hedging instrument is no longer appropriate, hedge accounting will discontinue.

     For the years ended December 31, 2000 and 1999, prior to adoption of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Certain Hedging Activities" and SFAS No. 138, "Accounting for Certain Hedging Activities", gains and losses related to qualifying hedges of firm commitments or anticipated transactions through the use of natural gas futures and option contracts were deferred and recognized in income or as adjustments of carrying amounts when the underlying hedged transaction occurred. In order for futures contracts to qualify as a hedge, there must have been sufficient correlation to the underlying hedged transaction.

PDC 1998-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements, Continued

     The Partnership adopted the provisions of SFAS 133/138 effective January 1, 2001. The natural gas futures and options are derivatives pursuant to SFAS 133/138. The Partnership's derivatives are treated as hedges of committed and/or anticipated transactions. On adoption of this Statement on January 1, 2001, the Partnership recorded a net transition adjustment of ($1,618,538) which was recorded in accumulated other comprehensive income (AOCI). During the year ended December 31, 2001, the Partnership reclassified $797,496, from AOCI into oil and gas sales relating to settled contracts.

     As of December 31, 2000 the Partnership had futures contracts for the sale of 376,330 dt of natural gas and option contracts for the sale of 501,773 dt of natural gas. While these contracts have nominal carrying value, their fair value, represented by the estimated amount that would be received (paid) upon termination of the contracts, based on market quotes, was a fair value of ($1,618,538).

   By using derivative financial instruments to hedge exposures to changes in commodity prices, the Managing General Partner exposes the Partnership to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Partnerhip, which creates repayment risk. The Managing General Partner minimizes the credit or repayment risk in derivative instruments by entering into transactions with high-quality counterparties.

     Use of Estimates

     The Partnership has made a number of estimates and assumptions relating to the reporting of assets and liabilities and revenues and expenses and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates. Estimates which are particularly significant to the financial statements include estimates of oil and gas reserves and future cash flows from oil and gas properties which are used in assessing impairment of long-lived assets.

     New Accounting Standards

Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") were issued in July 2001. SFAS No. 141 requires that all business combinations entered into subsequent to June 30, 2001 be accounted for under the purchase method of accounting and establishes specific criteria for the recognition of intangible assets separately from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual value, and subsequently reviewed for impairment. The Partnership does not believe that the adoption of these statements will have a material effect on its financial position, results of operations, or cash flows.

PDC 1998-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements, Continued

In June 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 requires the Partnership to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Partnership also records a corresponding asset which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Partnership is required to adopt SFAS No. 143 on January 1, 2003. At this time, the Partnership cannot reasonably estimate the effect of the adoption of this Statement on either its financial position, results of operations, or cash flows.

In August, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Partnership is required to adopt SFAS No. 144 on January 1, 2002. The Partnership does not believe that the adoption of this statement will have a material effect on its financial position, results of operations or cash flows.

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

(3)  Transactions with Managing General Partner and Affiliates

     The Partnership's transactions with the Managing General Partner include the following:

	Years Ended December 31,
	2001	2000	1999
Lifting costs	793,214	822,203	356,464
Tax return preparation	8,805	11,630	8,960
Direct administrative cost	2,239	2,067	2,971

(4)  Allocation

     The following table summarizes the participation of the Managing General Partner and the Investor Partners, taking account of the Managing General Partner's capital contribution equal to a minimum of 20% of the Initial Operating Capital, in the costs and revenues of the Partnership.

	Investor Partners	Managing General Partners
Partnership Costs
Broker-dealer Commissions and Expenses(1)	100%	0%
Management Fee	100%	0%
Undeveloped Lease Costs	0%	100%
Drilling and Completion Costs	80%	20%
Tangible Equipment	0%	100%
Intangible Drilling and Development Costs	100%	0%
Operating Costs(2)	80%	20%
Direct Costs(3)	80%	20%
Administrative Costs	0%	100%

Partnership Revenues

Sale of Oil and Gas Production(4)	80%	20%
Sale of Productive Properties(5)	80%	20%
Sale of Equipment	0%	100%
Sale of Undeveloped Leases .	80%	20%
Interest Income	80%	20%

     (1)     Organization and Offering Costs, net of the Dealer Manager commissions, discounts, due diligence expenses, and wholesaling fees of the Partnership were paid by the Managing General Partner and not from Partnership funds. In addition, Organization and Offering Costs in excess of 10-1/2% of Subscriptions were paid by the Managing General Partner, without recourse to the Partnership.

     (2)     Represents Operating costs incurred after the completion of productive wells, including monthly per-well charges paid to the Managing General Partner.

PDC 1998-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements, Continued

     (3)     The Managing General Partner receives monthly reimbursement from the Partnership for their direct costs incurred by the Managing General Partner on behalf of the Partnership.

     (4)     The revenues and expenses allocated to the partners are subject to a special provision in the partnership agreement, whereby the allocable share of revenues and expenses of the Investor Partners may be increased and the interest of the Managing General Partner may be decreased if certain cash distribution levels are not met. The shifting of the allocable share of revenues and expenses to the Investor Partners in the event that certain prescribed cash distribution levels are not attained may also serve to shift an increased amount of cash distributions to the Investor Partners and a decreased amount of cash distributions to the Managing General Partner.

     (5)     In the event of the sale or other disposition of a productive well, a lease upon which such well is situated, or any equipment related to any such lease or well, the proceeds from such sale or disposition shall be allocated and credited to the Partners as oil and gas revenues are allocated. The term "proceeds" above does not include revenues from a royalty, overriding royalty, lease interest reserved, or other promotional consideration received by the Partnership in connection with any sale or disposition, which revenues shall be allocated to the Investor Partners and the Managing General Partner in the same percentages that oil and gas revenues are allocated. No such sales have occurred.

     (6)     In accordance with the repurchase provision of the partnership prospectus, PDC may repurchase units from the investing partners which is entirely voluntary on the part of the partners. During 2001 PDC purchased a total of .25 units of partnership interest for a total ownership of 11.75 units as of December 31, 2001 which represents a 1.14% ownership of the Investor Partners share of limited and additional general partnership units. Therefore, costs and revenues and distributions for these purchased units are allocated to PDC in accordance with the Investor Partners allocation percentages disclosed in this table.

(5)  Costs Relating to Oil and Gas Activities

     The Partnership is engaged solely in oil and gas activities, all of which are located in the continental United States. Information regarding aggregate capitalized costs and results of operations for these activities is located in the basic financial statements. Costs capitalized for these activities at December 31, 2001, 2000 and 1999, are as follows:

	December 31,
	2001	2000	1999
Lease acquisition costs	$ 460,141	460,141	460,141
Intangible development costs	16,510,178	16,510,178	16,510,178
Well equipment	3,917,618	3,917,618	3,917,618
Impairment charge	(10,764,226)	(10,764,226)	(10,764,226)
	$ 10,123,711	10,123,711	10,123,711
	===========	==========	==========

PDC 1998-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements, Continued

   This following costs were incurred for the Partnership's oil and gas activities:

	Years Ended December 31,
	2001	2000	1999
Costs incurred:	6	6
Unevaluated oil and gas properties	$ -	-	(1,413,284)
Exploratory dry hole cost	-	-	1,413,284
	$ -	-	-
	=========	=========	==========

(6)  Income Taxes

     As a result of the differences in the treatment of certain items for income tax purposes as opposed to financial reporting purposes, primarily depreciation, depletion and amortization of oil and gas properties and the recognition of intangible drilling costs as an expense or capital item, the income tax basis of oil and gas properties differs from the basis used for financial reporting purposes. At December 31, 2001, 2000 and 1999, the income tax basis of the partnership's oil and gas properties was $2,272,083, $3,000,920 and $3,831,866, respectively.

(7) Supplemental Reserve Information (unaudited)

  Proved oil and gas reserves of the Partnership have been estimated by the Managing General Partner's petroleum engineer at December 31, 2001 and by an independent petroleum engineer, Wright & Company, Inc. at December 31, 2000 and 1999. These reserves have been prepared in compliance with the Securities and Exchange Commission rules based on year end prices, adjusted for hedging contracts. A copy of the reserve report has been made available to all partners. All of the partnership's reserves are proved developed. An analysis of the change in estimated quantities of proved developed oil and gas reserves is shown below:

Natural gas
(mcf)
Proved developed reserves as of
December 31, 1998	-
Extensions, discoveries and other additions	9,546,038
Production	(495,238)

Proved developed reserves as of
December 31, 1999	9,050,800

Revision of previous estimates	(872,677)
Production	(873,801)

Proved developed reserves as of
December 31, 2000	7,304,322

Revision of previous estimates	(862,292)
Production	(696,230)

Proved developed reserves as of
December 31, 2001	5,745,800
=========