Form 10-Q
period 2002-06-30
PDC 1998-D LTD PARTNERSHIP
filed 2002-08-13
CIK 1080504

CONFORMED COPY

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities and Exchange Act of 1934

For the period ended June 30, 2002

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

PDC 1998-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

INDEX

PDC 1998-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Balance Sheets

June 30, 2002 and December 31, 2001

Assets
	2002	2001
	(Unaudited)

Current assets:
Cash	$ 6,587	6,101
Accounts receivable - oil and gas revenues	383,712	359,588
Total current assets	390,299	365,689

Oil and gas properties, successful efforts method	10,123,711	10,123,711
Less accumulated depreciation, depletion
and amortization	3,390,375	2,999,592
	6,733,336	7,124,119

	$7,123,635	7,489,808

Current Liabilities and Partners' Equity

Current liabilities:
Accrued expenses	$ 50,459	30,391
Total current liabilities	50,459	30,391

Partners' Equity	7,073,176	7,459,417

	$7,123,635	7,489,808

See accompanying notes to financial statements.

PDC 1998-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statement of Operations

Three Months and Six Months ended June 30, 2002 and 2001

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenues:
Sales of oil and gas	$ 468,119	701,515	807,655	1,521,048
Interest income	-	2,111	543	4,438
	468,119	703,626	808,198	1,525,486
Expenses:
Lifting cost	186,706	207,914	380,341	425,261
Direct administrative charges	-	48	58	48
Depreciation, depletion, and amortization	197,533	204,676	390,783	416,316
	384,239	412,638	771,182	841,625

Net income	$ 83,880	290,988	37,016	683,861

Net income per limited and additional
general partner unit	$ 66	227	29	533

See accompanying notes to financial statements.

PDC 1998-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statement of Partners' Equity and Comprehensive Income

Six Months ended June 30, 2002

(Unaudited)
	Limited and Additional General Partners	Managing General Partner	Accumulated Other Comprehensive Income	Total

Balance, December 31, 2001	$5,967,530	1,491,887	-	7,459,417

Distributions to partners	(350,223)	(87,555)		(437,778)

Comprehensive income:
Net income	29,613	7,403	-	37,016
Change in fair value of Outstanding hedging positions			14,521
Less reclassification adjustments for settled contracts included in net income			-
Other comprehensive income			14,521	14,521
Comprehensive income				51,537
Balance, June 30, 2002	$ 5,646,920	1,411,735	14,521	7,073,176

See accompanying notes to financial statements.

PDC 1998-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statement of Cash Flows

Six Months ended June 30, 2002 and 2001

(Unaudited)

	2002	2001
Cash flows from operating activities:
Net income	$37,016	683,861
Adjustments to reconcile net income to net cash
provided from operating activities:
Depreciation, depletion and amortization	390,783	416,316
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	15,531	(213,452)
(Decrease) increase in accrued expenses	(5,066)	38,282
Net cash provided from operating activities	438,264	925,007

Cash flows from financing activities:
Distributions to partners	(437,778)	(932,135)
Net cash used by financing activities	(437,778)	(932,135)

Net increase (decrease) in cash	486	(7,128)
Cash at beginning of period	6,101	9,806
Cash at end of period	$ 6,587	2,678

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

2. Basis of Presentation

The Management of the Partnership believes that all adjustments (consisting of only normal recurring accruals) necessary to a fair statement of the results of such periods have been made. The results of operations for the six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

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

4. Derivative Instruments and Hedging Activities

The Managing General Partner utilizes commodity based derivative instruments as hedges to manage a portion of the Partnership's exposure to price volatility stemming from natural gas production. These instruments consist of costless collars and option contracts traded on the New York Mercantile Exchange. The costless collars and option contracts hedge committed and anticipated natural gas sales generally forecasted to occur within a 12 month period. The Managing General Partner does not hold or issue derivatives for trading or speculative purposes.

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

The Partnership had net working capital at June 30, 2002 of $339,840.

Operations are expected to be conducted with available funds and revenues generated from oil and gas activities. No bank borrowings are anticipated.

Results of Operations

Three Months Ended June 30, 2002 Compared with 2001

Sales of oil and gas decreased 33.3% during the second quarter of 2002 compared to 2001 due to lower average sales prices of natural gas and lower sales volumes of natural gas. While the Partnership experienced a modest net income of $83,880, depreciation, depletion and amortization is a non-cash expense and therefore the partnership distributed $172,680 to the partners during the second quarter of 2002.

Six Months ended June 30, 2002 Compared with 2001

Sales of oil and gas decreased 46.9% during the first six months of 2002 compared to 2001 due to lower average sales prices of natural gas and lower sales volumes of natural gas. While the Partnership experienced a modest net income of $37,016, depreciation, depletion and amortization is a non-cash expense and therefore the partnership distributed $437,778 to the partners during the first six months of 2002.

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

Item 3. Quantitative and Qualititive Disclosure About Market Rate Risk

Market-Sensitive Instruments and Risk Management

The Partnership's primary market risk exposure is commodity price risk. This exposure is discussed in detail below:

Commodity Price Risk

Natural gas and oil prices have been unusually volatile for the past 24 months, and the Partnership anticipates continued volatility in the future. Currently, the NYMEX futures reflect a market expectation of gas prices close to or above $3 per million Btu's (mmbtu) for the balance of 2002 and even higher beyond the end of the year. This price level apparently reflects market concern about the adequacy of natural gas deliverability given a normal winter and/or a recovery of the economy. In contrast natural gas storage levels are at historically high levels, a situation that in the past has resulted in low gas prices. The Managing General Partner believes this situation creates the possibility of both periods of low prices and of significantly higher prices.

Because of the uncertainty surrounding gas prices the Managing General Partner used hedging agreements to reduce some of the impact of fluctuations in prices. Through March of 2003 the Partnership has in place a series of costless collars. Under the collar arrangements, if the applicable index rises above the ceiling price, the Partnership pays the counterparty, however if the index drops below the floor the counterparty pays the Partnership. These floor and ceiling prices were set at levels which allowed the Partnership to set floors on two units of production for each unit of production with a ceiling. For the period from July 2002 to October 2002 the Partnership has floors in place at $2.85 on 35,613 Mmbtu of monthly production and ceilings in place in a range from $3.70 to $3.80 on 17,807 Mmbtu of monthly production. For the period from November 2002 through March 2003, the Partnership has floors in place in a range from $3.40 to $3.70 on 17,807 Mmbtu of monthly production and ceilings in place in a range from $3.75 to $4.20 on 8,903 Mmbtu of monthly production. The fair value of these floors and ceilings as of June 30, 2002 is $14,521.

PDC 1998-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements

(Unaudited)

As of June 30, 2002 the Partnership had option contracts for the sale of 115,743 dt of natural gas with an average ceiling price of $3.88 and for the sale of 231,486 dt of natural gas with an average floor price of $3.12.

Disclosure of Limitations

As the information above incorporates only those exposures that exist at June 30, 2002, it does not consider those exposures or positions which could arise after that date. As a result, the Partnership's ultimate realized gain or loss with respect to commodity price fluctuations will depend on the exposures that arise during the period, the Partnership's hedging strategies at the time and commodity prices at the time.

CONFORMED COPY

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

            None.

Item 6.    Exhibits and Reports on Form 8-K

           (a) None.

           (b) No reports on Form 8-K have been filed during the quarter ended

               June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
PDC 1998-D Limited Partnership (Registrant) By its Managing General Partner Petroleum Development Corporation

Date: August 9, 2002	/s/ Steven R. Williams Steven R. Williams President

Date: August 9, 2002	/s/ Dale G. Rettinger Dale G. Rettinger Executive Vice President and Treasurer