Form 10-Q
period 2003-06-30
PDC 1998-D LTD PARTNERSHIP
filed 2003-08-07
CIK 1080504

CONFORMED COPY

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the period ended June 30, 2003

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

PDC 1998-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

INDEX

PDC 1998-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Balance Sheets

June 30, 2003 and December 31, 2002

Assets
	2003	2002
	(Unaudited)

Current assets:
Cash	$ 2,266	1,816
Accounts receivable - oil and gas revenues	472,444	373,683
Total current assets	474,710	375,499

Oil and gas properties, successful efforts method	10,146,279	10,123,711
Less accumulated depreciation, depletion
and amortization	3,907,816	3,622,985
	6,238,463	6,500,726

	$6,713,173	6,876,225

Current Liabilities and Partners' Equity

Current liabilities:
Accrued expenses	$ 133,553	111,913
Total current liabilities	133,553	111,913

Asset retirement obligation	28,919	-

Partners' Equity	6,550,701	6,764,312

	$6,713,173	6,876,225

See accompanying notes to financial statements.

PDC 1998-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statements of Operations

Three Months and Six Months ended June 30, 2003 and 2002

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues:
Sales of oil and gas	$671,313	468,119	1,384,232	807,655
Interest income	290	-	567	543
	671,603	468,119	1,384,799	808,198
Expenses:
Lifting cost	200,272	186,706	403,348	380,341
Direct administration cost	62	-	548	58
Depreciation, depletion, and amortization	142,496	197,533	276,754	390,783
	342,830	384,239	680,650	771,182

Income before cumulative effect of accounting change	328,773	83,880	704,149	37,016

Cumulative effect of change in accounting principle	-	-	14,001	-

Net income after cumulative effect of accounting change	$328,773	83,880	690,148	37,016

Net income per limited and additional general partner unit	$ 256	66	538	29

See accompanying notes to financial statements.

PDC 1998-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statement of Partners' Equity

Six Months ended June 30, 2003

(Unaudited)
	Limited and Additional General Partners	Managing General Partner	Accumulated Other Comprehensive Income	Total

Balance, December 31, 2002	$5,446,489	1,382,596	(64,773)	6,764,312

Distributions to partners	(709,308)	(160,275)	-	(869,583)

Comprehensive income:
Net income	552,118	138,030	-	690,148
Change in fair value of outstanding hedging positions			(59,303)
Less reclassification adjustments for settled contracts included in net income			25,127
Other comprehensive loss			(34,176)	(34,176)
Comprehensive income				655,972

Balance, June 30, 2003	$ 5,289,299	1,360,351	(98,949)	6,550,701

See accompanying notes to financial statements.

PDC 1998-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statements of Cash Flows

Six Months ended June 30, 2003 and 2002

(Unaudited)

	2003	2002
Cash flows from operating activities:
Net income	$690,148	37,016
Adjustments to reconcile net income to net cash
provided from operating activities:
Depreciation, depletion and amortization	276,754	390,783
Cumulative effect of accounting change	14,001	-
Accretion of asset retirement obligation	427	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable - oil and gas revenues	(92,455)	15,531
Decrease in accounts payable	(18,842)	(5,066)
Net cash provided from operating activities	870,033	438,264

Cash flows from financing activities:
Distributions to partners	(869,583)	(437,778)
Net cash used by financing activities	(869,583)	(437,778)

Net increase in cash	450	486
Cash at beginning of period	1,816	6,101
Cash at end of period	$ 2,266	6,587

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

2. Basis of Presentation

The Management of the Partnership believes that all adjustments (consisting of only normal recurring accruals) necessary to a fair statement of the results of such periods have been made. The results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

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

4. Revenue Recognition

Sales of natural gas and oil are recognized when sold.

5. Derivative Instruments and Hedging Activities

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

6. Change in Accounting Principle

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

(A West Virginia Limited Partnership)

Notes to Financial Statements

(Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership was funded on December 31, 1998 with initial Limited and Additional General Partner contributions of $20,525,261 and the Managing General Partner's cash contribution of $4,464,244 in accordance with the Agreement. After payment of syndication costs of $2,155,152 and a one-time management fee to the managing general partner of $513,132, the Partnership had available cash of $22,321,221 for the Partnership activities.

The Partnership began exploration and development activities subsequent to the funding of the Partnership and completed well drilling activities by March 31, 1999. Ninety-seven wells have been drilled of which eighty-nine have been completed as producing wells.

The Partnership had net working capital at June 30, 2003 of $341,157.

Operations are expected to be conducted with available funds and revenues generated from oil and gas activities. No bank borrowings are anticipated.

Results of Operations

Three months ended June 30, 2003 compared with June 30, 2002

Oil and gas sales for the three months ended June 30, 2003 were $671,313 compared to $468,119 for the three months ended June 30, 2002, an increase of $203,194 or 43.41%. The volume of natural gas sold for the three months ended June 30, 2003, was 136,330 Mcf at an average sales price of $4.92 per Mcf compared to 158,838 Mcf at an average price of $2.95 per Mcf for the three months ended June 30, 2002. The Lifting cost for the three months ended June 30, 2003 was $1.47 per Mcf compared to $1.18 per Mcf for the three months ended June 30, 2002. While the Partnership experienced a net income of $328,773, depreciation, depletion and amortization is a non-cash expense and therefore the Partnership distributed $515,545 to the partners for the three months ending June 30, 2003.

Six months ended June 30, 2003 compared with June 30, 2002

Oil and gas sales for the six months ended June 30, 2003 were $1,384,232 compared to $807,655 for the six months ended June 30, 2002, an increase of $576,577 or 71.39%. The volume of natural gas sold for the six months ended June 30, 2003, was 264,877 Mcf at an average sales price of $5.23 per Mcf compared to 314,117 Mcf at an average price of $2.57 per Mcf for the six months ended June 30, 2002. The Lifting cost for the six months ended June 30, 2003 was $1.52 per Mcf compared to $1.21 per Mcf for the six months ended June 30, 2002. While the Partnership experienced a net income of $690,148, depreciation, depletion and amortization is a non-cash expense and therefore the Partnership distributed $869,583 to the partners for the six months ending June 30, 2003.

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

Because of the uncertainty surrounding gas prices the Managing General Partner used hedging agreements to manage some of the impact of fluctuations in prices for the Managing General Partner and its various limited partnership's share of production. Through March of 2004 the Partnership has in place a series of costless collars and option contracts. Under the collar arrangements, if the applicable index rises above the ceiling price, the Partnership pays the counterparty, however if the index drops below the floor the counterparty pays the Partnership. For the period from July 2003 through October 2003, the Partnership has floors in place in a range from $3.40 to $4.65 on 50,545 Mmbtu of monthly production and ceilings in place in a range from $3.80 to $5.40 on 25,860 Mmbtu of monthly production. For the period November, 2003 through March, 2004, the Partnership has floors in place in a range from $4.20 to $4.45 on 16,456 Mmbtu of monthly production and ceilings in place in a range from $5.00 to $5.40 on 8,228 Mmbtu of monthly production. The fair value of these floors and ceilings as of June 30, 2003 is $(98,949).

As of June 30, 2003 the Partnership had option contracts for the sale of 144,581 Mmbtu of natural gas with an average ceiling price of $4.96 and for the sale of 284,460 Mmbtu of natural gas with an average floor price of $4.18.

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

CONFORMED COPY

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

            None.

Item 6.    Exhibits and Reports on Form 8-K

           (a) Exhibits
Exhibit Name	Exhibit Number

Rule 13a-14(a)/15d-14(a) Certifications by Chief Executive Officer	31
Rule 13a-14(a)/15d-14(a)Certification by Chief Financial Officer	31
Section 1350 Certifications by Chief Executive Officer	32

Section 1350 Certifications by Chief Financial Officer	32

           (b) No reports on Form 8-K have been filed during the quarter ended

              June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
PDC 1998-D Limited Partnership (Registrant) By its Managing General Partner Petroleum Development Corporation

Date: August 7, 2003	/s/ Steven R. Williams Steven R. Williams President

Date: August 7, 2003	/s/ Dale G. Rettinger Dale G. Rettinger Executive Vice President and Treasurer