Form 10-Q
period 2004-03-31
PDC 1998-D LTD PARTNERSHIP
filed 2004-05-13
CIK 1080504

CONFORMED COPY

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the period ended March 31, 2004

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

PDC 1998-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

INDEX

PDC 1998-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Balance Sheets

March 31, 2004 and December 31, 2003

Assets
	2004	2003
	(Unaudited)

Current assets:
Cash	$ 8,478	2,664
Accounts receivable - oil and gas revenues	469,150	378,092
Total current assets	477,628	380,756

Oil and gas properties, successful efforts method	10,146,279	10,146,279
Less accumulated depreciation, depletion
and amortization	4,269,158	4,146,173
	5,877,121	6,000,106

	$ 6,354,749	6,380,862

Liabilities and Partners' Equity

Current liabilities:
Accrued expenses	$ 67,311	42,042
Total current liabilities	67,311	42,042

Asset retirement obligations	30,201	30,201

Partners' Equity	6,257,237	6,308,619

	$6,354,749	6,380,862

See accompanying notes to financial statements.

PDC 1998-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statements of Operations

Three Months ended March 31, 2004 and 2003

(Unaudited)

	2004	2003	2002
Revenues:
Sales of oil and gas	$672,184	712,919	633,245
Interest income	193	277	593
	672,377	713,196	633,838
Expenses:
Lifting cost	190,115	203,076	386,716
Direct administration cost	-	486	223
Depreciation, depletion, and amortization	122,985	134,258	197,634
	313,100	337,820	584,573
Net income before cumulative effect of change in accounting principle	359,277	375,376	49,265

Cumulative effect of change in accounting principle	-	(14,001)	-

Net income	$ 359,277	361,375	49,265
Net income per limited partner unit before cumulative effect of change in accounting principle	$ 280	293
Cumulative effect of change in accounting principle	-	(11)	52
Net income per limited partner unit	$ 280	282

See accompanying notes to financial statements.

PDC 1998-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statement of Partners' Equity

Three months ended March 31, 2004

(Unaudited)
	Limited Partners	Managing General Partner	Accumulated Other Comprehensive Income (loss)	Total

Balance December 31, 2003	$4,885,341	1,442,325	(19,047)	6,308,619

Distributions to partners	(319,644)	(71,396)	-	(391,040)

Comprehensive income:
Net income	287,421	71,856	-	359,277
Change in fair value of outstanding hedging positions			(6,416)
Less reclassification adjustments for settled contracts included in net income			(13,203)
Other comprehensive loss			(19,619)	(19,619)
Comprehensive income				339,658

Balance March 31, 2004	$ 4,853,118	1,442,785	(38,666)	6,257,237

See accompanying notes to financial statements.

PDC 1998-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statements of Cash Flows

Three Months ended March 31, 2004 and 2003

(Unaudited)

	2004	2003
Cash flows from operating activities:
Net income	$359,277	361,375
Adjustments to reconcile net income to net cash
provided from operating activities:
Depreciation, depletion and amortization	122,985	134,258
Cumulative effect of change in accounting principle	-	14,001
Accretion of asset retirement obligations	-	427
Changes in operating assets and liabilities:
Increase in accounts receivable - oil and gas revenues	(85,444)	(147,422)
Decrease (increase) in accounts payable	36	(8,381)
Net cash provided from operating activities	396,854	354,258

Cash flows from financing activities:
Distributions to partners	(391,040)	(354,038)
Net cash used by financing activities	(391,040)	(354,038)

Net increase in cash	5,814	220
Cash at beginning of period	2,664	1,816
Cash at end of period	$ 8,478	2,036

See accompanying notes to financial statements.

PDC 1998-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements

(Unaudited)

1. Accounting Policies

Reference is hereby made to the Partnership's Annual Report on Form 10-K for 2003, which contains a summary of significant accounting policies followed by the Partnership in the preparation of its financial statements. These policies were also followed in preparing the quarterly report included herein.

2. Basis of Presentation

The Management of the Partnership believes that all adjustments (consisting of only normal recurring accruals) necessary to a fair statement of the results of such periods have been made. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

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

4. Revenue Recognition

Sales of oil and natural gas are recognized when the rights and responsibilities of ownership pass to the purchaser and are net of royalties.

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

6. Change in Accounting Principle

In June 2001, the Financial Accounting Standard Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations" that requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. This statement is effective for fiscal years beginning after June 15, 2002. The Partnership adopted SFAS No. 143 on January 1, 2003 and recorded a net asset of $14,491 and a related liability of $28,492 (using a 6% discount rate) and a cumulative effect of change in accounting principle on prior years of $(14,001).

PDC 1998-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements

(Unaudited)

New Accounting Standards

A reporting issue has arisen regarding the application of certain provisions of SFAS No. 141 and SFAS No. 142 to companies in the extractive industries, including oil and gas companies. The issue is whether SFAS No. 142 requires registrants to classify the costs of mineral rights (leases) associated with extracting oil and gas intangible assets in the balance sheets, apart from other capitalized oil and gas property costs, and provide specific footnote disclosures. Historically, the Partnership has included the costs of mineral rights associated with extracting oil and gas as a component of oil and gas properties. If it is ultimately determined that SFAS No. 142 requires oil and gas companies to classify costs of mineral rights associated with extracting oil and gas as a separate intangible assets line item on the balance sheet, the Partnership would be required to reclassify the historical cost of approximately $460,141 of mineral rights associated with developed oil and gas properties as of March 31, 2004 and December 31, 2003 out of oil and gas properties and into a separate intangible mineral rights assets line item. The Partnership's total balance sheet, cash flows and results of operations would not be affected since such intangible assets would continue to be amortized and assessed for impairment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership was funded on December 31, 1998 with initial Limited and Additional General Partner contributions of $20,525,261 and the Managing General Partner's cash contribution of $4,464,244 in accordance with the Agreement. After payment of syndication costs of $2,155,152 and a one-time management fee to the Managing General Partner of $513,132 the Partnership had available cash of $22,321,221 for Partnership activities.

The Partnership began exploration and development activities subsequent to the funding of the Partnership and completed well drilling activities by March 31, 1999. Ninety-seven wells have been drilled of which eight-nine have been completed as producing wells.

The Partnership had net working capital at March 31, 2004 of $410,317.

Operations are expected to be conducted with available funds and revenues generated from oil and gas activities. No bank borrowings are anticipated.

Results of Operations

Three months ended March 31, 2004 compared with March 31, 2003

Oil and gas sales for the three months ended March 31, 2004 were $672,184 compared to $712,919 for the three months ended March 31, 2003, a decrease of $40,735 or 5.71%. The volume of natural gas sold for the three months ended March 31, 2004, was 126,614 Mcf at an average sales price of $5.31 per Mcf compared to 140,443 Mcf at an average price of $5.08 per Mcf for the three months ended March 31, 2003. The Lifting cost for the three months ended March 31, 2004 was $1.50 per Mcfe compared to $1.45 per Mcfe for the three months ended March 31, 2003. While the Partnership experienced a net income of $359,277, depreciation, depletion and amortization is a non-cash expense and therefore the Partnership distributed $391,040 to the partners for the three months ended March 31, 2004.

The Partnership's revenue from oil and gas will be affected by changes in prices. As a result of changes in federal regulations, gas prices are highly dependent on the balance between supply and demand. The Partnership's gas sales prices are subject to increase and decrease based on various market sensitive indices.

PDC 1998-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements

(Unaudited)

Critical Accounting Policies

Certain accounting policies are very important to the portrayal of Partnership's financial condition and results of operations and require management's most subjective or complex judgments. The policies are as follows:

Revenue Recognition. Sales of natural gas are recognized when the rights and responsibilities of ownership pass to the purchasers and are net of royalties.

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

Item 3. Quantitative and Qualitative Disclosure About Market Rate Risk

Market-Sensitive Instruments and Risk Management

The Partnership's primary market risk exposure is commodity price risk. This exposure is discussed in detail below:

Commodity Price Risk

Natural gas and oil prices have been unusually volatile for the past few years, and the Partnership anticipates continued volatility in the future. Currently, the NYMEX futures reflect a market expectation of gas prices at Henry Hub close to or above record prices per million Btu's (mmbtu). These prices look strong for 2004 although natural gas storage levels are near normal levels following a period when storage levels had been at a five-year low. The Partnership believes this situation creates the possibility of both periods of low prices and continued high prices.

Because of the uncertainty surrounding natural gas prices the Managing General Partner used hedging agreements to manage some of the impact of fluctuations in prices for the Managing General Partner and its various limited partnership's share of production. Through October of 2005 the Partnership has in place a series of costless collars and option contracts. Under the collar arrangements, if the applicable index rises above the ceiling price, the Partnership pays the counterparty, however if the index drops below the floor the counterparty pays the Partnership. For the period from April 2004 through October 2004, the Partnership has floors in place in a range from $4.00 to $5.00 on 30,130 Mmbtu of monthly production and ceilings in place at $5.65 on 12,052 Mmbtu of monthly production. Open option contracts maturing in the next twelve months are for the sales of 84,363 Mmbtu of natural gas with an average ceiling price of $5.65 and for the sale of 210,908 Mmbtu of natural gas with an average floor price of $4.60 and a fair value of $(18,210). The maximum term over which the Partnership is hedging exposure to variability of cash flows for commodity price risk is 19 months. For the period April 2005 through October 2005, the Partnership has floors in place at $4.28 on 18,078 Mmbtu of monthly production and ceilings in place at $5.00 on 9,039 Mmbtu of monthly production. As of March 31, 2004 the Partnership had total option contracts for the sale of 147,636 Mmbtu of natural gas with an average ceiling price of $5.37 and for the sale of 337,453 Mmbtu of natural gas with an average floor price of $4.48. The fair value of these floors and ceilings as of March 31, 2004 is $(38,666).

PDC 1998-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements

(Unaudited)

Disclosure of Limitations

As the information above incorporates only those exposures that exist at March 31, 2004, it does not consider those exposures or positions which could arise after that date. As a result, the Partnership's ultimate realized gain or loss with respect to commodity price fluctuations will depend on the exposures that arise during the period, the Partnership's hedging strategies at the time and commodity prices at the time.

Item 4. Controls and Procedures

Under the supervision and with the participation of the Managing General Partner's management, including the Managing General Partner's Chief Executive Officer and Chief Financial Officer, the Managing General Partner has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) as of the end of this fiscal quarter, and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective in all material respects, including those to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Commission's rules and forms, and is accumulated and communicated to management, including the Managing General Partner's Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely disclosure. There have been no significant changes in our internal control or in other factors that have materially affected or are reasonably likely to materially affect these controls that occurred during the Partnership's last fiscal quarter and subsequent to the date of their evaluation.

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

                March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
PDC 1998-D Limited Partnership (Registrant) By its Managing General Partner Petroleum Development Corporation

Date: May 13, 2004	/s/ Steven R. Williams Steven R. Williams President

Date: May 13, 2004	/s/ Darwin L. Stump Darwin L. Stump Chief Financial Officer