Form 10-Q
period 2004-06-30
PDC 1998-D LTD PARTNERSHIP
filed 2004-08-06
CIK 1080504

CONFORMED COPY

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the period ended June 30, 2004

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

PDC 1998-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

INDEX

PDC 1998-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Balance Sheets

June 30, 2004 and December 31, 2003

Assets
	2004	2003
	(Unaudited)

Current assets:
Cash	$ 236	2,664
Accounts receivable - oil and gas revenues	480,865	378,092
Total current assets	481,101	380,756

Oil and gas properties, successful efforts method	10,146,279	10,146,279
Less accumulated depreciation, depletion
and amortization	4,401,647	4,146,173
	5,744,632	6,000,106

	$ 6,225,733	6,380,862

Liabilities and Partners' Equity

Current liabilities:
Accrued expenses	$ 91,457	42,042
Total current liabilities	91,457	42,042

Asset retirement obligations	30,201	30,201

Partners' Equity	6,104,075	6,308,619

	$6,225,733	6,380,862

See accompanying notes to financial statements.

PDC 1998-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statements of Operations

Three and Six Months ended June 30, 2004 and 2003

(Unaudited)

Three Months Ended June 30, Six Months Ended June 30,

	2004	2003	2004	2003
Revenues:
Sales of oil and gas	$ 704,390	671,313	1,376,574	1,384,232
Interest income	180	290	373	567
	704,570	671,603	1,376,947	1,384,799
Expenses:
Lifting cost	167,828	200,272	357,943	403,348
Direct administration cost	24	62	24	548
Depreciation, depletion, and amortization	132,489	142,496	255,474	276,754
	300,341	342,830	613,441	680,650

Net income before cumulative effect of change in accounting principle	404,229	328,773	763,506	704,149

Cumulative effect of change in accounting principle	-	-	-	(14,001)

Net income	$ 404,229	328,773	763,506	690,148

Net income per limited partner unit before cumulative effect of change in accounting principle	$ 315	256	595	549
Cumulative effect of change in accounting principle	-	-	-	(11)

Net income per limited partner unit	$ 315	$ 256	$ 595	$ 538

See accompanying notes to financial statements.

PDC 1998-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statement of Partners' Equity

Six Months ended June 30, 2004

(Unaudited)
	Limited Partners	Managing General Partner	Accumulated Other Comprehensive Income (loss)	Total

Balance December 31, 2003	$4,885,341	1,442,325	(19,047)	6,308,619

Distributions to partners	(746,584)	(166,596)	-	(913,180)

Comprehensive income:
Net income	610,804	152,702	-	763,506
Change in fair value of outstanding hedging positions			(9,616)
Less reclassification adjustments for settled contracts included in net income			(45,254)
Other comprehensive loss			(54,870)	(54,870)
Comprehensive income				708,636

Balance June 30, 2004	$ 4,749,561	1,428,431	(73,917)	6,104,075

See accompanying notes to financial statements.

PDC 1998-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statements of Cash Flows

Six Months ended June 30, 2004 and 2003

(Unaudited)

	2004	2003
Cash flows from operating activities:
Net income	$763,506	690,148
Adjustments to reconcile net income to net cash
provided from operating activities:
Depreciation, depletion and amortization	255,474	276,754
Cumulative effect of change in accounting principle	-	14,001
Accretion of asset retirement obligations	-	427
Changes in operating assets and liabilities:
Increase in accounts receivable - oil and gas revenues	(98,574)	(92,455)
(Decrease) in accounts payable	(9,654)	(18,842)
Net cash provided from operating activities	910,752	870,033

Cash flows from financing activities:
Distributions to partners	(913,180)	(869,583)
Net cash used by financing activities	(913,180)	(869,583)

Net (decrease) increase in cash	(2,428)	450
Cash at beginning of period	2,664	1,816
Cash at end of period	$ 236	2,266

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

2. Basis of Presentation

The Management of the Partnership believes that all adjustments (consisting of only normal recurring accruals) necessary to a fair statement of the results of such periods have been made. The results of operations for the six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

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

PDC 1998-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements

(Unaudited)

New Accounting Standards

A reporting issue has arisen regarding the application of certain provisions of SFAS No. 141 and SFAS No. 142 to companies in the extractive industries, including oil and gas companies. The issue is whether SFAS No. 142 requires registrants to classify the costs of mineral rights (leases) associated with extracting oil and gas intangible assets in the balance sheets, apart from other capitalized oil and gas property costs, and provide specific footnote disclosures. Historically, the Partnership has included the costs of mineral rights associated with extracting oil and gas as a component of oil and gas properties. If it is ultimately determined that SFAS No. 142 requires oil and gas companies to classify costs of mineral rights associated with extracting oil and gas as a separate intangible assets line item on the balance sheet, the Partnership would be required to reclassify the historical cost of approximately $460,141 of mineral rights associated with developed oil and gas properties as of June 30, 2004 and December 31, 2003 out of oil and gas properties and into a separate intangible mineral rights assets line item. The Partnership's total balance sheet, cash flows and results of operations would not be affected since such intangible assets would continue to be amortized and assessed for impairment. There is a proposed FASB staff position issued that clarifies that reclassification will not be necessary under the exception to SFAS No. 142 but the comment period is still open. Final resolution is expected by the end of the Partnership's third quarter.

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

The Partnership had net working capital at June 30, 2004 of $389,644.

Operations are expected to be conducted with available funds and revenues generated from oil and gas activities. No bank borrowings are anticipated.

Results of Operations

Three months ended June 30, 2004 compared with June 30, 2003

Oil and gas sales for the three months ended June 30, 2004 were $704,390 compared to $671,313 for the three months ended June 30, 2003, an increase of $33,077 or 4.9%. The volume of natural gas sold for the three months ended June 30, 2004, was 120,404 Mcf at an average sales price of $5.85 per Mcf compared to 136,330 Mcf at an average price of $4.92 per Mcf for the three months ended June 30, 2003. The Lifting cost for the three months ended June 30, 2004 was $1.39 per Mcfe compared to $1.47 per Mcfe for the three months ended June 30, 2003. While the Partnership experienced a net income of $404,229, depreciation, depletion and amortization is a non-cash expense and therefore the Partnership distributed $522,140 to the partners for the three months ended June 30, 2004.

PDC 1998-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements

(Unaudited)

Six Months ended June 30, 2004 compared with June 30, 2003

Oil and gas sales for the six months ended June 30, 2004 were $1,376,574 compared to $1,384,232 for the six months ended June 30, 2003, a decrease of $7,658 or .06%. The volume of natural gas sold for the six months ended June 30, 2004, was 247,018 Mcf at an average sales price of $5.57 per Mcf compared to 264,877 Mcf at an average price of $5.23 per Mcf for the six months ended June 30, 2003. The Lifting cost for the six months ended June 30, 2004 as $1.45 per Mcf compared to $1.52 per Mcf for the six months ended June 30, 2003. While the Partnership experienced a net income of $763,506 depreciation, depletion and amortization is a non-cash expense and therefore the Partnership distributed $913,180 to the partners for the six months ending June 30, 2004.

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

Depreciation, Depletion and Amortization

Exploration and development costs are accounted for by the successful efforts method.

Costs of proved properties including leasehold acquisition, exploration and development costs and equipment are depreciated or depleted by the unit-of-production method based on estimated proved developed oil and gas reserves.

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

Because of the uncertainty surrounding natural gas prices the Managing General Partner used hedging agreements to manage some of the impact of fluctuations in prices for the Managing General Partner and its various limited partnership's share of production. Through October of 2005 the Partnership has in place a series of costless collars and option contracts. Under the collar arrangements, if the applicable index rises above the ceiling price, the Partnership pays the counterparty, however if the index drops below the floor the counterparty pays the Partnership. For the period from April 2004 through October 2004, the Partnership has floors in place in a range from $4.00 to $5.00 on 29,656 Mmbtu of monthly production and ceilings in place at $5.65 on 11,863 Mmbtu of monthly production. Open option contracts maturing in the next twelve months are for the sales of 133,454 Mmbtu of natural gas with an average ceiling price of $6.12 and for the sale of 290,633 Mmbtu of natural gas with an average floor price of $4.98 and a fair value of $(41,125). The maximum term over which the Partnership is hedging exposure to variability of cash flows for commodity price risk is 16 months. For the period from November 2004 through March 2005, the Partnership has floors in place at $5.67 on 23,725 Mmbtu of monthly production and ceilings in place at $7.00 on 11,863 Mmbtu of monthly production. For the period April 2005 through October 2005, the Partnership has floors in place at $4.28 on 17,794 Mmbtu of monthly production and ceilings in place at $5.00 on 8,897 Mmbtu of monthly production. As of June 30, 2004 the Partnership had total option contracts for the sale of 169,041 Mmbtu of natural gas with an average ceiling price of $5.88 and for the sale of 361,808 Mmbtu of natural gas with an average floor price of $4.84. The fair value of these floors and ceilings as of June 30, 2004 is $(73,917).

Disclosure of Limitations

As the information above incorporates only those exposures that exist at June 30, 2004, it does not consider those exposures or positions which could arise after that date. As a result, the Partnership's ultimate realized gain or loss with respect to commodity price fluctuations will depend on the exposures that arise during the period, the Partnership's hedging strategies at the time and commodity prices at the time.

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

CONFORMED COPY

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

            None.

Item 6.    Exhibits and Reports on Form 8-K

           (a) Exhibits
Exhibit Name	Exhibit Number

Rule 13a-14(a)/15d-14(a) Certifications by Chief Executive Officer	31.1
Rule 13a-14(a)/15d-14(a)Certification by Chief Financial Officer	31.2
Section 1350 Certifications by Chief Executive Officer	32.1

Section 1350 Certifications by Chief Financial Officer	32.2

           (b) No reports on Form 8-K have been filed during the quarter ended

                June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
PDC 1998-D Limited Partnership (Registrant) By its Managing General Partner Petroleum Development Corporation

Date: August 5, 2004	/s/ Steven R. Williams Steven R. Williams President

Date: August 5, 2004	/s/ Darwin L. Stump Darwin L. Stump Chief Financial Officer