Form 10-K
period 2004-12-31
PDC 1998-D LTD PARTNERSHIP
filed 2005-04-15
CIK 1080504

CONFORMED COPY

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

[X]ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF

  THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2004

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

     Operating and direct costs are allocated and charged to the additional general and limited partners and the Managing General Partner in the same percentages as revenues are allocated.  Leasehold, drilling and completion costs, and equipment costs are borne 80% by the Additional General and Llmited Partners and 20% by the Managing General Partner. See Footnote 4 of financial statements for a complete description of the allocation of Partnership revenue and costs.

Employees

     The Partnership has no employees; however, PDC has approximately 120 employees which include a staff of geologists, petroleum engineers, landmen and accounting personnel who administer all of the partnership's operations.

Plan of Operations

     The Partnership participated in the drilling of 97 gross wells (73.8 net) and will continue to operate and produce its productive wells.  The Partnership does not have unexpended initial capital and no additional drilling activity is planned.

     See Item 2 herein for information concerning the Partnership's gas wells.

Markets for Oil and Gas

     The availability of a market for any oil and gas produced from the operations of the Partnership will depend upon a number of factors beyond the control of the Partnership which cannot be accurately predicted.  These factors include the proximity of the Partnership wells to and the capacity of natural gas pipelines, the availability and price of competitive fuels, fluctuations in seasonal supply and demand, and government regulation of supply and demand created by its pricing and allocation restrictions.  Oversupplies of gas can be expected to occur from time to time and may result in the Partnership's wells being shut-in or curtailed.  Increased imports of natural gas have occurred and are expected to continue. The effects of such imports could adversely impact the market for domestic natural gas. All gas is sold under contracts based on market sensitive indexes that vary from month to month. No fixed price contracts are in place. The Partnership sold natural gas to two customers which accounted for 99.04% and .96% of the Partnership's total natural gas sales for the year ended December 31, 2004, 98.86 % and 1.14% for the year ended December 31, 2003, and 98.07% and 1.93% for the year ended December 31, 2002.

Derivatives and Hedging Activities

     The Managing General Partner, through its subsidiary Riley Natural Gas, has been in the gas marketing business since 1986. During that time period, the Managing General Partner has utilized and continues to utilize commodity based derivative instruments as hedges to manage a portion of the Partnership's exposure to price volatility stemming from natural gas production.  These instruments consist of NYMEX-traded natural gas futures and option contracts for Appalachian and Michigan production.  The contracts hedge committed and anticipated natural gas sales, generally forecasted to occur within a 24 month period. The Managing General Partner does not hold or issue derivatives for trading or speculative purposes and permits utilization of hedges only if there is an underlying physical position.  See "Commodity Price Risk" under Item 7A.

     Notwithstanding the measure taken by the Managing General Partner to attempt to control price risk, the Partnership remains subject to price fluctuations for natural gas and oil sold in the spot market.  The Managing General Partner continues to evaluate the potential for reducing these risks by entering into hedge transactions.  In addition, the Managing General Partner may also close out any portion of hedges that may exist from time to time.

Competition

     The Partnership competes in marketing its gas with numerous companies and individuals, many of which have financial resources, staffs and facilities substantially greater than those of the Partnership or Petroleum Development Corporation.

State Regulations

     State regulatory authorities have established rules and regulations requiring permits for well operations, reclamation bonds and reports concerning operations.  States also have statutes and regulations concerning the spacing of wells, environmental matters and conservation, and have established regulations concerning the unitization and pooling of oil and gas properties and maximum rates of production from oil and gas wells.  The Partnership believes it has complied in all material respects with applicable state regulations. The Partnership estimates it has spent approximately $0 and $3,300 in 2004 and 2003, respectively to comply with federal and state regulations.

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

ITEM 2.  PROPERTIES.

Drilling Activity

     The following table sets forth the results of drilling activity of the Partnership, from December 31, 1998 (date of inception) to December 31, 2004 which was conducted in the Continental United States.

Development Wells
Gross Wells			Net Wells
Productive	Dry	Total	Productive	Dry	Total
89	5	94	65.81	4.88	70.69

     The Partnership drilled three dry exploratory wells (2.69 net), two in Colorado and one in Michigan.  No additional drilling activity is planned.

Production

See "Management's Discussion and Analysis" on page 5 for Partnership production.

Reserves

See "Footnote 8" to the Partnership's financial statements for information related to the Partnership's oil and gas reserves.

Summary of Productive Wells

     During 2002 the Partnership transferred five wells in the Paxton Quarry Antrim Unit in Michigan to an unrelated third party. The Partnership received no proceeds or incurred no costs in this transaction. The table below shows the number of the Partnership's gross and net wells by state as of December 31, 2004.

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

ITEM 3.  LEGAL PROCEEDINGS.

     The Managing General Partner as driller/operator is not party to any legal action that it believes would  have a materially adverse affect to the Managing General Partner's or Partnership's business, financial condition, results of operations or liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not Applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     At December 31, 2003, PDC 1998-D Limited Partnership had one Managing General Partner, 11 Limited Partners who fully paid for 16.5 units at $20,000 per unit of limited partnership interests and a total of 1,045 Additional General Partners who fully paid for 1,009.763 units at $20,000 per unit of additional general partnership interests.  During 1999 in accordance with the Partnership Agreement, all Additional General Partners were converted to Limited Partners. No established public trading market exists for the interests.

     Limited and additional general partnership interests are transferable, however no assignee of an interest in the Partnership can become a substituted partner without the written consent of the transferor and the Managing General Partner. There is no established trading market for the securities of the Partnership.

ITEM 6.  SELECTED FINANCIAL DATA.

     The selected financial data presented below has been derived from audited financial statements of the Partnership appearing elsewhere herein.

Years Ended December 31,
	2004	2003	2002
Oil and Gas Sales	$2,692,812	2,469,093	1,749,877
Costs and Expenses	1,191,863	1,328,404	1,391,940
Cumulative effect of change in accounting principle	-	(14,001)	-
Net Income (loss)	1,501,901	1,127,699	359,528
Allocation of Net Income:
Managing General Partner	300,380	225,539	71,906
Limited and Additional General Partners	1,201,521	902,160	287,622
Per Limited and Additional General Partner Unit	1,171	879	280
Total Assets	6,145,769	6,380,862	6,876,225
Distributions:
Managing General Partner	175,202	165,810	181,197
Limited and Additional General Partners	1,585,813	1,463,308	808,663

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

     The Partnership had working capital at December 31, 2004 of $469,077.

     Operations are expected to be conducted with available funds and revenues generated from oil and gas activities.  No bank borrowings are anticipated.

Results of Operations

2004 Results Compared to 2003

     Oil and gas sales for the year ended December 31, 2004 were $2,692,812 compared to $2,469,093 for the year ended December 31, 2003.  For the year ended December 31, 2004, the Partnership sold 472,447 Mcf of gas and 16 barrels of oil at average sales prices of $5.70 and $34.25, respectively.  This compared with 518,437 Mcf of gas and 124 barrels of oil sold at average sales prices of $4.76 and $26.84, respectively for the year ended December 31, 2003. Lifting cost per Mcfe in 2004 amounted to $1.55 as compared to $1.53 for 2003. The fixed costs of operations and well maintenance are allocated to lower production volumes, therefore increasing the lifting cost per Mcfe.  Depreciation, depletion and amortization decreased from $515,111 for the year ended December 31, 2003 to $437,833 for the year ended December 31, 2004 as a result of lower volumes of natural gas and oil sold.  Cash distributions to the partners amounted to $1,761,015 in 2004 and $1,629,118 in 2003.

2003 Compared to 2002

     Oil and gas sales for the year ended December 31, 2003 were $2,469,093 compared to $1,749,877 for the year ended December 31, 2002. For the year ended December 31, 2003, the Partnership sold 518,437 Mcf of gas and 124 barrels of oil at an average price of $4.76 and $26.84, respectively.  This compared with 597,799 Mcf of gas and 60 barrels of oil sold at average prices of $2.93 and $14.68, respectively, for the year ended December 31, 2002.  Lifting cost per Mcfe in 2003 amounted to $1.53 as compared to $1.25 for 2002. This increase is partially attributed to the increase in severance and property taxes. The fixed costs of operations and well maintenance are allocated to lower production volumes, therefore increasing the lifting cost per Mcfe. Depreciation, depletion and amortization decreased from $623,393 for the year ended December 31, 2002 to $515,111 for the year ended December 31, 2003 as a result of lower volumes of natural gas sold. Cash distributions to the partners amounted to $1,629,118 in 2003 and $989,860 in 2002.

The Partnership's revenues from oil and natural gas sales will be affected by changes in prices.  As a result of changes in federal regulations, gas prices are highly dependent on the balance between supply and demand. The Partnership's gas sales prices are subject to increase and decrease based on various market sensitive indices.

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

Revenue Recognition

         Sales of natural gas are recognized when natural gas has been delivered to a custody transfer point, persuasive evidence of a sales arrangement exists, the rights and responsibility of ownership pass to the purchaser upon delivery, collection of revenue from the sale is reasonably assured and the sales price is fixed or determinable.  Natural gas is sold by the Managing General Partner under contracts with terms ranging from one month to three years.  Virtually all of the Managing General Partner's contracts pricing provisions are tied to a market index, with certain adjustments based on, among other factors, whether a well delivers to a gathering or transmission line, quality of natural gas and prevailing supply and demand conditions, so that the price of the natural gas fluctuates to remain competitive with other available natural gas supplies.  As a result, the Partnership's revenues from the sale of natural gas will suffer if market prices decline and benefit if they increase.  The Partership believes that the pricing provisions of its natural gas contracts are customary in the industry.

The Managing General Partner currently uses the "Net-Back" method of accounting for transportation arrangements of natural gas sales.  The Managing General Partner sells gas at the wellhead and collects a price and recognizes revenues based on the wellhead sales price since transportation costs downstream of the wellhead are incurred by the Managing General Partner's customers and reflected in the wellhead price.

Sales of oil are recognized when persuasive evidence of a sales arrangement exists, the oil is verified as produced and is delivered in a stock tank, collection of revenue from the sale is reasonably assured and the sales price is determinable.  The Partnership is currently able to sell all the oil that it can produce under existing sales contracts with petroleum refiners and marketers.  The Partnership does not refine any of its oil production.  The Partnership's crude oil production is sold to purchasers at or near the Partnership's wells under short-term purchase contracts at prices and in accordance with arrangements that are customary in the oil industry.

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

Use of Estimates in Long-Lived Asset Impairment Testing

Impairment testing for long-lived assets and intangible assets with definite lives is required when circumstances indicate those assets may be impaired.  In performing the impairment test, the Partnership would estimate the future cash flows associated with individual assets or groups of assets.  Impairment must be recognized when the undiscounted estimated future cash flows are less than the related asset's carrying amount.  In those circumstances, the asset must be written down to its fair value, which, in the absence of market price information, may be estimated as the present value of its expected future net cash flows, using an appropriate discount rate.  Although cash flow estimates used by the Partnership are based on the relevant information available at the time the estimates are made, estimates of future cash flows are, by nature, highly uncertain and may vary significantly from actual results.

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

Property acquisition costs are capitalized when incurred.  Geological and geophysical costs and delay rentals are expensed as incurred.  The costs of drilling exploratory wells are capitalized pending determination of whether the wells have discovered economically producible reserves.  If reserves are not discovered, such costs are expensed as dry holes.  Development costs, including equipment and intangible drilling costs related to both producing wells and developmental dry holes, are capitalized.

Unproved properties and leases are written-off to expense when it is determined that they will expire to be abandoned.

Costs of proved properties, including leasehold acquisitions, exploration and development costs and equipment, are depreciated and depleted by the unit-of-production method based on estimated proved developed oil and gas reserves.

Upon sale or retirement of complete fields of depreciable or depletable property, the book value thereof, less proceeds or salvage value, is credited or charged to income.  Upon sale of a partial unit of property, the proceeds are credited to accumulated depreciation and depletion.

New Accounting Standards

     In June 2001, the Financial Accounting Standard Board issued FASB No. 143, "Accounting for Asset Retirement Obligations" that requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. This statement is effective for fiscal years beginning after June 15, 2002. The Partnership adopted FASB No. 143 on January 1, 2003 and recorded a net asset of $14,491 and a related liability of $28,491 (using a 6% discount rate) and a cumulative effect of change in accounting principle on prior years of $14,001.

     Item 7A.  Quantitative and Qualitative Disclosure About Market Risk.

Market-Sensitive Instruments and Risk Management

     The Partnership's primary market risk exposure is commodity price risk.  This exposure is discussed in detail below:

Commodity Price Risk

     The Managing General Partner utilizes commodity-based derivative instruments as hedges to manage a portion of its exposure to price risk from its natural gas sales.  These instruments consist of NYMEX-traded natural gas futures contracts and option contracts for Appalachian and Michigan production. These hedging arrangements have the effect of locking in for specified periods (at predetermined prices or ranges of prices) the prices the Managing General Partner will receive for the volume to which the hedge relates.  As a result, while these hedging arrangements are structured to reduce the Partnership's exposure to changes in price associated with the hedged commodity, they also limit the benefit the Partnership might otherwise have received from price changes associated with the hedged commodity.  The Partnership's policy prohibits the use of natural gas future and option contracts for speculative purposes.

The following tables summarize the open futures and options contracts for the Partnership as of December 31, 2004 and 2003.

Commodity	Type	Quantity Gas-Mmbtu Oil-Barrels	Weighted Average Price	Total Contract Amount	Fair Market Value

Total Contracts as of December 31, 2004

Natural Gas	Purchase	7,092	6.63	47.054	(2,700)
Natural Gas	Floors	195,038	4.79	-	22,351
Natural Gas	Ceilings	97,519	5.73	-	(88,866)

Contracts maturing in 12 months following December 31, 2004

Natural Gas	Purchase	7,092	6.63	47.054	(2,700)
Natural Gas	Floors	195,038	4.79	-	22,351
Natural Gas	Ceilings	97,519	5.73	-	(88,866)

Prior Year Total Contracts as of December 31, 2003

Natural Gas	Sale	8,210	5.40	44,334	(6,149)
Natural Gas	Purchase	7,037	4.77	33,567	4,672
Natural Gas	Floors	131,360	4.12	-	1,412
Natural Gas	Ceilings	106,730	5.55	-	(18,982)

The maximum term over which the Partnership is hedging exposure to the variability of cash flows for commodity price risk is 12 months.

The average NYMEX closing price for natural gas for the years 2004, 2003 and 2002 was $6.14 per Mmbtu, $5.39 per Mmbtu, and $3.22 per Mmbtu. Future near-term gas prices will be affected by various supply and demand factors such as weather, government and environmental regulations and new drilling activities within the industry.

Disclosure of Limitations

     As the information above incorporates only those exposures that exist at December 31, 2004, it does not consider those exposures or positions which could arise after that date. As a result, the Partnership's ultimate realized gain or loss with respect to commodity price fluctuations will depend on the exposures that arise during the period, the Partnership's hedging strategies at the time and commodity prices at the time.

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

ITEM 9B.  OTHER INFORMATION

NONE

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The Partnership has no directors or executive officers.  The partnership is managed by Petroleum Development Corporation (the Managing General Partner).  Petroleum Development Corporation's common stock is traded in the NASDAQ National Market and Form 10-K for 2004 has been filed with the Securities and Exchange Commission.

Although the Partnership has no Code of Ethics, Petroleum Development Corporation, the Managing General Partner of the Partnership, has a Code of Ethics that applies to its senior executive officers.  The Code of Ethics is posted on the website of Petroleum Development Corporation at www.petd.com.

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

	Years Ended December 31,
	2004	2003	2002
Lifting costs	$733,486	794,988	745,099
Tax return preparation	6,162	8,886	8,847
Direct administrative cost	3,950	-	5,848

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     For the years ended December 31, 2004 and 2003, The Partnership paid KPMG LLP $5,997and $5,997 respectively, for professional services for the audit of the Partnership's financial statements in its Form 10-K and review of financial statements included in the Partnership's Form 10-Qs.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

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

                            (3)      Exhibits

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
32.1

Title 18 U.S.C. Section 1350 (Section 906 of Sarbanes-Oxley Act of 2002) Certifications by Chief Executive Officer and Chief Financial Officer of Petroleum Development Corporation, the managing general partner of the Limited Partnership.

CONFORMED COPY

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PDC 1998-D Limited Partnership By its Managing General Partner Petroleum Development Corporation
By /s/ Steven R. Williams Steven R. Williams, Chairman
April 14, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Steven R. Williams Steven R. Williams	Chairman, Chief Executive Officer and Director	April 14, 2005

/s/ Darwin L. Stump Darwin L. Stump	Chief Financial Officer and Treasurer (principal financial and accounting officer)	April 14, 2005

/s/ Thomas E. Riley Thomas E. Riley	President and Director	April 14, 2005

/s/ Donald B. Nestor Donald B. Nestor	Director	April 14, 2005

/s/ Vincent F. D'Annunzio Vincent F. D'Annunzio	Director	April 14, 2005

PDC 1998-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Financial Statements for Annual Report

on Form 10-K to Securities and Exchange

Commission

Years Ended December 31, 2004, 2003 and 2002

(With Independent Registered Public Accounting Firm's Report Thereon)

PDC 1998-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

All financial statement schedules have been omitted because they are not applicable or not required or the required information is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Partners

PDC 1998-D Limited Partnership:

We have audited the accompanying balance sheets of PDC 1998-D Limited Partnership (a West Virginia limited partnership) as of December 31, 2004 and 2003, and the related statements of operations, partners' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PDC 1998-D Limited Partnership as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in note 1 to the financial statements, the Partnership adopted the provisions of Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations", in 2003.

                                                                                                                                                                    KPMG LLP

Pittsburgh, Pennsylvania

April 15, 2005

PDC 1998-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Balance Sheets

December 31, 2004 and 2003

Assets	2004	2003

Cash	$ 770	2,664
Accounts receivable - oil and gas revenues	582,726	378,092
Total current assets	583,496	380,756

Oil and gas properties, successful efforts method (notes 3 and 6):	10,146,279	10,146,279
Less accumulated depreciation, depletion, and amortization	4,584,006	4,146,173
	5,562,273	6,000,106

	$6,145,769	6,380,862

Liabilities and Partners' Equity

Current liabilities:
Due to managing general partner	$ 5,997	-
Accrued expenses	108,422	42,042
Total current liabilities	114,419	42,042

Asset retirement obligation	32,013	30,201

Partners' equity	5,999,337	6,308,619

	$6,145,769	6,380,862

See accompanying notes to financial statements.

PDC 1998-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statements of Operations

Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Revenues:
Sales of oil and gas	$2,692,812	$2,469,093	1,749,877
Interest income	952	1,011	1,591
	2,693,764	2,470,104	1,751,468

Expenses (note 3):
Lifting cost	733,486	794,988	745,099
Independent audit fee	5,997	5,997	5,822
Franchise taxes	2,623	2,780	2,931
Tax return preparation	6,162	8,886	8,847
Direct administrative cost	5,762	642	5,848
Depreciation, depletion and amortization	437,833	515,111	623,393
	1,191,863	1,328,404	1,391,940

Income before cumulative effect of change in accounting principle	1,501,901	1,141,700	359,528

Cumulative effect of change in accounting principle	-	(14,001)	-

Net income	$ 1,501,901	$ 1,127,699	359,528

Net income per limited and additional general partner unit before cumulative effect of change in accounting principle	$ 1,171	$ 890	280

Cumulative effect of change in accounting principle	-	(11)	-

Net income per limited and additional general partner unit	$ 1,.171	$ 879	280

See accompanying notes to financial statements.

PDC 1998-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statements of Partners' Equity and Comprehensive Income

Years Ended December 31, 2004, 2003 and 2002

	Limited and Additional General Partners	Managing General Partner	Accumulated Other Comprehensive Income (Loss)	Total
Balance December 31, 2001	5,967,530	1,491,887	-	7,459,417

Distributions to partners	(808,663)	(181,197)		(989,860)

Comprehensive income:
Net income	287,622	71,906		359,528
Change in fair value of outstanding hedging positions			(64,773)
Reclassification adjustment for settled contracts included in net income			-
Other comprehensive loss			(64,773)	(64,773)
Comprehensive income				294,755

Balance December 31, 2002	5,446,489	1,382,596	(64,773)	6,764,312

Distributions to partners	(1,463,308)	(165,810)		(1,629,118)

Comprehensive income:
Net income	902,160	225,539		1,127,699
Change in fair value of outstanding hedging positions			36,952
Reclassification adjustment for settled contracts included in net income			8,774
Other comprehensive income			45,726	45,726
Comprehensive income				1,173,425

Balance December 31, 2003	$4,885,341	1,442,325	(19,047)	6,308,619
Distributions to partners	(1,585,813)	(175,202)		(1,761,015)

Comprehensive income:
Net income	1,201,521	300,380		1,501,901
Change in fair value of outstanding hedging positions			(146,797)
Reclassification adjustment for settled contracts included in net income			96,629
Other comprehensive income			(50,168)	(50,168)
Comprehensive income				1,451,733

Balance December 31, 2004	$4,501,049	1,567,503	(69,215)	5,999,337

   See accompanying notes to financial statements.

PDC 1998-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statements of Cash Flows

Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Cash flows from operating activities:
Net income	$1,501,901	$1,127,699	359,528
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation, depletion and amortization	437,833	515,111	623,393
Cumulative effect of change in accounting principle	-	14,001	-
Accretion of asset retirement obligation	1,812	1,709	-
Changes in operating assets and liabilities:
(Increase) in accounts receivable - oil and gas revenues	(183,695)	(14,971)	(2,120)
Increase in due to managing general partner	5,997	-	-
Increase (decrease) in accrued expenses	(4,727)	(13,583)	4,774
Net cash provided from operating activities	1,759,121	1,629,966	985,575

Cash flows from financing activities:
Distributions to partners	(1,761,015)	(1,629,118)	(989,860)

Net cash used by financing activities	(1,761,015)	(1,629,118)	(989,860)

Net increase (decrease) in cash	(1,894)	848	(4,285)
Cash at beginning of year	2,664	1,816	6,101
Cash at end of year	$ 770	$ 2,664	1,816

See accompanying notes to financial statements.

PDC 1998-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements

Years Ended December 31, 2004, 2003 and 2002

(1)   Summary of Significant Accounting Policies

      Partnership Financial Statement Presentation Basis

The financial statements include only those assets, liabilities and results of operations of the partners which relate to the business of PDC 1998-D Limited Partnership (the Partnership). The statements do not include any assets, liabilities, revenues or expenses attributable to any of the partners' other activities.  Petroleum Development Corporation ("PDC") serves as Managing General Partner of the Partnership.

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

Revenue Recognition

Sales of natural gas are recognized when natural gas has been delivered to a custody transfer point, persuasive evidence of a sales arrangement exists, the rights and responsibility of ownership pass to the purchaser upon delivery, collection of revenue from the sale is reasonably assured and the sales price is fixed or determinable.  Natural gas is sold by the Managing General Partner under contracts with terms ranging from one month to three years.  Virtually all of the Managing General Partner's contracts pricing provisions are tied to a market index, with certain adjustments based on, among other factors, whether a well delivers to a gathering or transmission line, quality of natural gas and prevailing supply and demand conditions, so that the price of the natural gas fluctuates to remain competitive with other available natural gas supplies.  As a result, the Partnership's revenues from the sale of natural gas will suffer if market prices decline and benefit if they increase.  The Partnership believes that the pricing provisions of its natural gas contracts are customary in the industry.

The Managing General Partner currently uses the "Net-Back" method of accounting for transportation arrangements of natural gas sales.  The Managing General Partner sells gas at the wellhead and collects a price and recognizes revenues based on the wellhead sales price since transportation costs downstream of the wellhead are incurred by the Managing General Partner's customers and reflected in the wellhead price.

Sales of oil are recognized when persuasive evidence of a sales arrangement exists, the oil is verified as produced and is delivered in a stock tank, collection of revenue from the sale is reasonably assured and the sales price is determinable.  The Partnership is currently able to sell all the oil that it can produce under existing sales contracts with petroleum refiners and marketers.  The Partnership does not refine any of its oil production.  The Partnership's crude oil production is sold to purchasers at or near the Partnership's wells under short-term purchase contracts at prices and in accordance with arrangements that are customary in the oil industry.

                                                                                  F-8

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

All derivatives are recognized on the Partnership balance sheet at their fair value. On the date the derivative contract is entered into, the Managing General Partner designates the derivative as either a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge), or a non-hedging derivative. The Managing General Partner formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash-flow hedges to specific firm commitments. The Managing General Partner also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items.  When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Partnership discontinues hedge accounting prospectively. No hedging activities were discontinued during 2004 or 2003.

Changes in fair value of a derivative that is highly effective and that is designated and qualifies as a cash-flow hedge are recorded in accumulated other comprehensive income, until earnings are affected by the variability in cash flows of the designated hedged item. Changes in the fair value of non-hedging derivatives are reported in current-period earnings. The Partnership discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the cash flows of the hedged item, the derivative expires or is sold, terminated, or exercised.  Additionally, if the derivative is dedesignated as a hedging instrument, because it is probable that a forecasted transaction will not occur, or the Partnership determines that designation of the derivative as a hedging instrument is no longer appropriate, hedge accounting will be discontinued.

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

New Accounting Standards

 In June 2001, the Financial Accounting Standard Board issued FASB No. 143, "Accounting for Asset Retirement Obligations" that requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. This statement is effective for fiscal years beginning after June 15, 2002. The Partnership adopted FASB No. 143 on January 1, 2003 and recorded a net asset of $14,491 and a related liability of $28,491 (using a 6% discount rate) and a cumulative effect of change in accounting principle on prior years of $14,001.

(2)  Organization

The Partnership was organized as a limited partnership on December 31, 1998 in accordance with the laws of the State of West Virginia for the purpose of engaging in the drilling, completion and operation of oil and gas development and exploratory wells in the Northern Appalachian and Michigan Basins.

Purchasers of partnership units subscribed to and fully paid for 16.5 units of limited partner interests and 1,009.763 units of additional general partner interests at $20,000 per unit (Investor Partners). Petroleum Development Corporation has been designated the Managing General Partner of the Partnership. Although costs, revenues and cash distributions allocable to the limited and additional general partners are shared pro rata based upon the amount of their subscriptions, including the Managing General Partner to the extent of its capital contributions, there are significant differences in the federal income tax effects and liability associated with these different types of units in the Partnership.

Upon completion of the drilling phase of the Partnership's wells, all additional general partners units are converted into units of limited partner interests and thereafter become limited partners of the Partnership.  Limited partners do not have any rights to convert their units into units of additional general partner interests in the Partnership.

In accordance with the terms of the Limited Partnership Agreement (the Agreement), the Managing General Partner manages all activities of the Partnership and acts as the intermediary for substantially all Partnership transactions.

(3)   Transactions with Managing General Partner and Affiliates

Pursuant to the authorization contained in the Agreement, PDC receives fees for services rendered and reimbursement of certain expenses from the Partnership.  See respective drilling prospectus for further information regarding the Agreement. The following table presents compensation or reimbursements by the Partnership to PDC or other related parties for years ended December 31, 2004, 2003 and 2002.

PDC 1998-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements, Continued

	Years Ended December 31,
	2004	2003	2002
Lifting costs	$733,486	$794,988	745,099
Tax return preparation	6,162	8,886	8,847
Direct administrative cost	3,950	-	5,848

 (4)   Allocation

The following table summarizes the participation of the Managing General Partner and the Investor Partners, taking account of the Managing General Partner's capital contribution equal to a minimum of 20% of the initial capital, in the costs and revenues of the Partnership.

	Investor Partners(5)(6)	Managing General Partners(5)(6)
Partnership Costs
Broker-dealer Commissions and Expenses(1)	100%	0%
Management Fee(2)	100%	0%
Undeveloped Lease Costs	0%	100%
Drilling and Completion Costs	80%	20%
Tangible Equipment	0%	100%
Intangible Drilling and Development Costs	100%	0%
Operating Costs(3)	80%	20%
Direct Costs(4)	80%	20%
Administrative Costs	0%	100%

Partnership Revenues

Sale of Oil and Gas Production	80%	20%
Sale of Productive Properties	80%	20%
Sale of Equipment	0%	100%
Sale of Undeveloped Leases	80%	20%
Interest Income	80%	20%

(1)           Organization and offering costs, net of the dealer manager commissions, discounts, due diligence expenses, and wholesaling fees of the Partnership were paid by the Managing General Partner and not from Partnership funds.  In addition, organization and offering costs in excess of 10-1/2% of Subscriptions, if any, were paid by the Managing General Partner, without recourse to the Partnership.

(2)           Represents a one-time fee paid to the Managing General Partner on the day the Partnership is funded equal to 2-1/2% of total investor subscriptions.

(3)           Represents Operating costs incurred after the completion of productive wells, including monthly per-well charges paid to the Managing General Partner.

(4)           The Managing General Partner receives monthly reimbursement from the Partnership for direct costs incurred by the Managing General Partner on behalf of the Partnership.

(5)                 To the extent that Investor Partners receive preferred cash distributions, the allocations for Investor Partners will be increased accordingly and the allocation for the Managing General Partner will likewise be decreased.  In accordance with the drilling prospectus the investor partners received preferred cash distributions of $176,999, $160,012 and $16,773 in 2004, 2003 and 2002.

PDC 1998-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements, Continued

(6)           The allocation of profits, losses and cash distributions of the Managing General Partner might be increased, and the allocation of profits, losses, and cash distributions of the Investor Partners might be decreased in the event that the Managing General Partner were to invest more than the Managing General Partner's minimum required Capital Contribution to cover tangible equipment and lease costs. The Managing General Partner will pay for the Partnership's share of all Leases and tangible well equipment. The entire Capital Contribution of the Investor Partners, after payment of brokerage commissions, due diligence reimbursement, and the Management Fee, will be utilized to pay for intangible drilling costs. In the event that the Intangible Drilling Costs exceed the funds of the Investor Partners available for payment of Intangible Drilling Costs (herein "excess IDC"), a portion of the Capital Contribution of the Managing General Partner may be used to pay such excess IDC.  If the cost of Leases and tangible well equipment were to exceed the Managing General Partner's Capital Contribution of 21-3/4% of the aggregate Capital Contribution of the Investor Partners, then the Managing General Partner will increase its Capital Contribution to fund such additional capital requirements and the Managing General Partner's allocation of profits, losses, and cash distributions will be increased to equal the percentage arrived at by dividing the Capital Contribution made by the Managing General Partner by the Capital Available for Investment; the allocation of the Investor Partners will be decreased accordingly.

(7)           In accordance with the repurchase provision of the partnership prospectus, PDC may repurchase units from the investor partners which is entirely voluntary on the part of the partners.  During 2004 PDC purchased a total of 13.07 units of partnership interest for a total ownership of 38.49 units as of December 31, 2004 which represents a 3.75% ownership of the original Investor Partners share of limited and additional general partnership units.  Therefore, costs and revenues and distributions for these purchased units are allocated to PDC in accordance with the Investor Partners allocation percentages disclosed in this table.

(5)  Derivative Financial Instruments

The Managing General Partner utilizes commodity-based derivative instruments as hedges to manage a portion of its exposure to price risk from its natural gas sales.  These instruments consist of NYMEX-traded natural gas futures contracts and option contracts for Appalachian and Michigan production. These hedging arrangements have the effect of locking in for specified periods (at predetermined prices or ranges of prices) the prices the Managing General Partner will receive for the volume to which the hedge relates.  As a result, while these hedging arrangements are structured to reduce the Partnership's exposure to changes in price associated with the hedged commodity, they also limit the benefit the Partnership might otherwise have received from price changes associated with the hedged commodity.  The Partnership's policy prohibits the use of natural gas future and option contracts for speculative purposes.

The following tables summarize the open futures and options contracts for the Partnership as of December 31, 2004 and 2003.

Commodity	Type	Quantity Gas-Mmbtu Oil-Barrels	Weighted Average Price	Total Contract Amount	Fair Market Value

Total Contracts as of December 31, 2004

Natural Gas	Purchase	7,092	6.63	47.054	(2,700)
Natural Gas	Floors	195,038	4.79	-	22,351
Natural Gas	Ceilings	97,519	5.73	-	(88,866)

                                                      PDC 1998-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

                                                                       Notes to Financial Statements, Continued

Contracts maturing in 12 months following December 31, 2004

Natural Gas	Purchase	7,092	6.63	47.054	(2,700)
Natural Gas	Floors	195,038	4.79	-	22,351
Natural Gas	Ceilings	97,519	5.73	-	(88,866)

Prior Year Total Contracts as of December 31, 2003

Natural Gas	Sale	8,210	5.40	44,334	(6,149)
Natural Gas	Purchase	7,037	4.77	33,567	4,672
Natural Gas	Floors	131,360	4.12	-	1,412
Natural Gas	Ceilings	106,730	5.55	-	(18,982)

The maximum term over which the Partnership is hedging exposure to the variability of cash flows for commodity price risk is 12 months.

(6)  Costs Relating to Oil and Gas Activities

The Partnership is engaged solely in oil and gas activities, all of which are located in the continental United States.  Information regarding aggregate capitalized costs and results of operations for these activities is located in the basic financial statements.  Costs capitalized for these activities are as follows:

	December 31,
	2004	2003	2002
Lease acquisition costs	$ 460,141	460,141	460,141
Intangible development costs	16,510,178	16,510,178	16,510,178
Well equipment	3,917,618	3,917,618	3,917,618
Impairment charge	(10,764,226)	(10,764,226)	(10,764,226)
Capitalized asset retirement cost	22,568	22,568	-
	$ 10,146,279	10,146,279	10,123,711

There were no costs incurred for the Partnership's oil and gas activities for the years ended December 31, 2004, 2003 and 2002.

(7)  Income Taxes

As a result of the differences in the treatment of certain items for income tax purposes as opposed to financial reporting purposes, primarily depreciation, depletion and amortization of oil and gas properties and the recognition of intangible drilling costs as an expense or capital item, the income tax basis of oil and gas properties differs from the basis used for financial reporting purposes. At December 31, 2004 and 2003 the income tax basis of the partnership's oil and gas properties was $1,116,527 and $1,426,382, respectively.

(8)  Supplemental Reserve Information (Unaudited)

Proved oil and gas reserves of the Partnership have been estimated by the Managing General Partner's petroleum engineer at December 31, 2004, 2003 and 2002. These reserves have been prepared in compliance with the Securities and Exchange Commission rules based on year end prices. A copy of the reserve report has been made available to all partners. All of the partnership's reserves are proved developed.  An analysis of the change in estimated quantities of proved developed oil and gas reserves is shown below:

                                                  PDC 1998-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements, Continued

	Gas (MCF)
	2004	2003	2002
Proved developed reserves:
Beginning of year	6,057,000	6,248,000	5,746,000
Revisions of previous estimates	453,000	327,000	1,100,000
Production	(472,000)	(518,000)	(598,000)
End of year	6,038,000	6,057,000	6,248,000

(9)  Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil

        and Gas Reserves (Unaudited)

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

	As of December 31,
	2004	2003	2002
Future estimated revenues	$ 36,988,000	32,492,000	24,688,000
Future estimated production costs	(14,657,000)	(12,459,000)	(10,263,000)
Future estimated development costs	(30,000)	(30,000)	(30,000)
Future net cash flows	22,301,000	20,003,000	14,395,000
10% annual discount for estimated timing of cash flows	(11,403,000)	(10,194,000)	(7,008,000)
Standardized measure of discounted future
estimated net cash flows	$10,898,000	$9,809,000	7,387,000

The following table summarizes the principal sources of change in the standardized measure of discounted future estimated net cash flows:

	Years Ended December 31,
	2004	2003	2002
Sales of oil and gas production, net of production costs	$(1,960,000)	(1,674,000)	(1,005,000)
Net changes in prices and production costs	2,762,000	6,530,000	7,450,000
Revisions of previous quantity estimates	1,496,000	752,000	1,276,000
Accretion of discount	(1,209,000)	(3,186,000)	(4,037,000)
	$ 1,089,000	$ 2,422,000	3,684,000

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